Form 10QSB
period 1996-04-30
CARLYLE GOLF INC
filed 1996-06-14
CIK 922867

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended April 30, 1996

                 Commission file number 0-24160

                       CARLYLE GOLF, INC.
(Exact name of small business issuer as specified in its charter)

          Colorado                              84-1218066
(State or other jurisdiction
 of incorporation)                             (IRS Employer
Identification No.)

                 10550 East 54th Avenue, Unit E
                     Denver, Colorado 80239
            (Address of principal executive offices)

                         (303) 371-2889
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                         Outstanding at June 6,
1996
Common Stock, $.001 par value                    4,258,601

Transitional Small Business Disclosure Format (check one):  Yes[
] No[X]

                              INDEX

                                                             PAGE

PART I  -  Financial Information
     ITEM 1  -  Financial Statements

          Balance Sheets . . . . . . . . . . . . . . . . . . .3-4

          Statements of Operations . . . . . . . . . . . . . . .5

          Statements of Cash Flows . . . . . . . . . . . . . . .6

          Notes to Financial Statements. . . . . . . . . . . . .7

     ITEM 2 - Management's  Discussion and Analysis of
          Financial Conditions and Results of Operations . . 8-10

PART II - Other Information

     ITEMS 1 through 6 . . . . . . . . . . . . . . . . . . .11-12

     Signature Page. . . . . . . . . . . . . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CARLYLE GOLF, INC.

BALANCE SHEETS

April 30, 1996 and October 31, 1995
(UNAUDITED)

                                                1996         1995
Assets
Current Assets:
  Cash and cash equivalents                 $   35,285     $  55,770
  Trade accounts receivable, net of
   allowance for doubtful accounts
   of $50,000 and $100,000,
     respectively                              923,545       549,806
  Inventories                                1,689,190     1,774,658
  Prepaid and other assets                     189,872       157,828
                                            ----------     ---------

     Total current assets                    2,837,892     2,538,062

Property and equipment, at cost:
  Property and equipment                       632,829       614,972
  Less accumulated depreciation               (140,468)      (88,634)
                                            ----------     ---------
                                               492,361       526,338

Other assets                                    50,857        90,352
                                            ----------     ---------

Total Assets                                $3,381,109     $3,154,752
                                            ==========     ==========


Liabilities and Stockholders' Equity

Current Liabilities:
  Note payable to bank                      $1,116,597     $ 561,092
  Accounts payable                             552,864       301,574
  Accrued liabilities                           98,826       230,808
  Capitalized lease obligations                  3,653        10,162
                                            ----------     ---------
     Total Current Liabilities               1,771,940     1,103,636

Stockholders' Equity:
  Preferred stock, $.001 par value,
  authorized 2,500,001 shares,
  none issued
  Common stock, $.001 par value,
  authorized 30,000,000 shares;
  issued 4,255,201 and 4,221,201
  shares, respectively                      $    4,255     $    4,221
  Additional paid-in capital                 6,006,675      5,937,214
  Compensation payable in common
  stock (53,000 and 40,500 shares,
  respectively)                                 80,725         98,420
  Unearned compensation                       (143,411)      (205,243)
  Accumulated deficit                       (4,339,075)    (3,783,496)
                                            ----------     ----------
     Total Stockholders' Equity              1,609,170      2,051,116
                                            ----------     ----------

Total Liabilities and
Stockholders' Equity                        $3,381,109     $3,154,752
                                            ==========     ==========

See accompanying notes to financial statements.

CARLYLE GOLF, INC.

Statements of Operations

(UNAUDITED)         Quarter Ended April 30,   Six Months Ended
April 30,
- - -----------------------------------------------------------------

                            1996        1995         1996         1995
                            ----        ----         ----         ----
Net revenue             $1,392,530   $1,227,088   $1,826,022   $1,633,129

Cost of Sales           1,085,488       862,484    1,469,450    1,199,777
                        ----------   ----------   ----------   ----------

 Gross Margin             307,042       364,604      356,572      433,352

Selling, general, and
 administrative
 expenses                 454,599       536,779      856,136    1,083,687
                        ----------   ----------   ----------   ----------

 Loss from operations    (147,557)     (172,175)    (499,564)    (650,335)

Other income (expenses):
 Interest expense         (35,514)         (626)     (56,015)      (1,733)
 Other                          -         3,616            -       20,559
                        ----------   ----------   ----------   ----------
                          (35,514)        2,990      (56,015)      18,826
                        ----------   ----------   ----------   ----------

 Net loss               $(183,071)   $ (169,185)  $ (555,579)  $ (631,509)
                        ==========   ==========   ==========   ==========

Net loss per
 common share           $   (0.04)   $    (0.04)  $    (0.13)  $    (0.15)
                        ==========   ==========   ==========   ==========

Weighted average
 common shares
 outstanding            4,303,278     4,250,521    4,291,472    4,228,613
                        ==========    =========    =========   ==========

See accompanying notes to financial statements.

CARLYLE GOLF, INC.

Statements of Cash Flows

(UNAUDITED)           Quarter Ended April 30,   Six Months End
April 30,
- - --------------------------------------------------------------------


                           1996         1995         1996      1995
                           ----         ----         ----      ----
Cash flows from
 operating
 activities:
 Net loss                $(183,071)  $ (169,185)  $ (555,579)  $ (631,509)
 Adjustments to
 reconcile net loss
 to net cash used by
 operating
 activities:
    Depreciation           26,069        16,395       51,834       23,328
    Amortization
    of deferred
    compensation           36,019        35,681       77,404       45,001
    Issuance of stock
    for services,
    net                    17,001             -       36,229       29,521
    Changes in operating
    assets and
    liabilities:
      (Increase) decrease
      in:
       Trade receivables (495,679)     (404,555)    (373,739)    (320,894)
       Inventories        328,383       (79,138)      85,468     (386,364)
       Prepaid and other
       assets              33,945       (14,787)       7,451      (48,039)
      Increase (decrease)
      in:
       Accounts payable   (71,454)      165,150      251,290       (8,687)
       Accrued liabilities(21,032)       14,424     (131,982)      77,479
       Other liabilities        -       (22,121)           -       18,987
                         ---------   ----------   ----------    ---------
    Net cash used by
    operating activities (329,819)     (458,136)    (551,624)  (1,201,177)
                         ---------   ----------   ----------   ----------

Cash flows from investing
 activity -
 Purchase of property
  and equipment            (4,990)      (76,453)     (17,857)    (416,142)
                         ---------   ----------   ----------   ----------

Cash flows from
 financing activities:
 Repayment of
 capitalized lease
 obligations               (3,707)       (2,244)      (6,509)      (5,401)
 Proceeds from note
 payable to
    bank, net             324,375             -      555,505            -
                        ---------    ----------   ----------   ----------

    Net cash provided
    (used) by financing
    activities            320,668        (2,244)     548,996       (5,401)
                         ---------   ----------   ----------   ----------


    Net decrease in cash  (14,141)     (536,833)     (20,485)  (1,622,720)
                         ---------   ----------   ----------   ----------

Cash and cash equivalents,
 beginning of period       49,426       640,394       55,770    1,726,281
                         ---------   ----------   ----------   ----------

Cash and cash equivalents,
 end of period           $ 35,285    $  103,561   $   35,285   $  103,561
                         =========   ==========   ==========   ==========

Supplemental disclosure
 of cash flow
  information -
 Cash paid for interest  $ 31,678    $      908   $   52,088   $    1,733
                         =========   ==========   ==========   ==========

See accompanying notes to these financial statements.

                       CARLYLE GOLF, INC.

                  NOTES TO FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS:

     The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 1996, and the results of its operations, and its cash flows for the period then ended.

     The operating results for the six month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended
     October 31, 1995.

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations

Net sales for the quarter ended April 30, 1996, were $1,392,530, an increase of $165,442, or 13%, from net sales of $1,227,088 for the same quarter in 1995. Net sales for the six months ended April 30, 1996, were $1,826,022, an increase of $192,893, or 12%, from net sales of $1,633,129 for the same period in 1995. The relatively modest increase in net sales is primarily attributable to weather related delays in current season shipments and the shipment of a significant amount of prior season inventory which was sold at reduced prices.

Cost of goods sold as a percentage of net sales was 78% and 70% for the quarters ended April 30, 1996 and April 30, 1995, respectively. The Company's decrease in gross margin from the prior year is primarily due to a larger proportion of sales of older inventory which was sold at lower prices. Management believes that the Company will improve its gross margin during the remainder of 1996 as a result of increased shipments of the Company's current lines. However, the gross margin will continue to be affected negatively by the sale of older inventory for the rest of the fiscal year.

Selling, general and administrative expenses decreased as a percentage of net sales to 33% for the quarter ended April 30, 1996 from 44% for the same quarter in 1995. Selling, general and administrative expenses for the six months ended April 30, 1996 were 47% of net sales as compared to 66% for the same period in 1995. The decreases reflect the absence of certain non-recurring expenses included in 1995, as well as reductions in 1996.

Loss per share was $(.04) for both the quarters ended April 30, 1996 and 1995. Loss per share was $(.13) for the six months ended April 30, 1996, as compared to $(.15) for the same period in 1995. The loss per share for the quarter end periods are based on 4,303,278 and 4,250,521 weighted average shares outstanding for 1996 and 1995, respectively. The loss per share for the six month periods are based on 4,291,472 and 4,228,613 weighted average shares outstanding for 1996 and 1995, respectively.

The Company currently sells to domestic and foreign customers. The Company obtains a letter of credit, when deemed necessary, on foreign sales. The Company requires remittance in United States currency on all foreign sales. Therefore, there is no risk associated with currency fluctuation on foreign sales.

Liquidity and Capital Resources

During its earliest years of operations, the Company focused on developing its products, marketing strategy and distribution network as the foundation for growth. Despite a recent focus on increasing sales volumes, improving margins and better managing inventory, the Company has continued to incur losses from operations, which amount to $4,339,075 since the Company's inception. The ability of the Company to achieve profitable operations is dependent ultimately upon its ability to increase sales and improve gross margins.

During the quarter ended April 30, 1996, the Company announced the impending private placement of the Company's common stock to an inside investor group to raise $1,023,100. The transaction will be completed during June 1996. The proceeds of the transaction will be used to finance future growth and working capital needs. Should the Company require additional capital in the future to fund its operations and to sustain growth, the Company may sell additional debt or equity securities to raise the needed capital. However, there can be no assurance that additional capital will be available from private or public markets.

The Company is continuing its efforts to improve gross margins by controlling the quantity of inventory purchases to correspond more closely to its sales orders. As of April 30, 1996, the remaining Spring 1996 inventory was 38% of the total quantity purchased as compared to 57% of Spring 1995 inventory remaining as of April 30, 1995. These percentages do not include open orders as of those dates. The Company has also reduced corporate overhead, including salary reductions for key management personnel. The Company continues to reduce inventory levels by disposing of older styles in bulk sales, which sales also improve the Company's liquidity. The Company expects that, with funds provided through increased sales, improved gross margins, expense reductions, liquidation of older inventory and the additional equity to be raised in the private placement, it will be able to fund its growth through fiscal 1996 and into fiscal 1997. There can be no assurance, however, that the Company will achieve the level of sales, gross profit margins and expense reductions needed to achieve profitable operations during fiscal 1996.

The Company has funded its operations from inception through April 30, 1996 from both the proceeds of its initial public offering and from a working capital line of credit obtained from a bank. The $1,500,000 line of credit is secured by accounts receivable, inventory and equipment. Advances under the line of credit are limited to certain percentages of accounts receivable and inventory. The borrowing limit was approximately $1,117,000 at April 30, 1996, all of which was drawn down on that date.

Management believes that funds available under the working capital line of credit, together with the additional capital to be raised in the June 1996 private placement, will be sufficient to meet the Company's working capital requirements through fiscal 1996. If available funds are insufficient, or if working capital requirements are greater than estimated, the Company may be required to obtain additional financing. There can be no assurance that the Company will be able to obtain the additional financing to meet its working capital requirements.

As of April 30, 1996, the Company had $35,284 in cash and cash equivalents on hand. As of April 30, 1996, the Company had working capital of $1,065,952.

Operating activities produced negative cash flows of $329,819 for the quarter ended April 30, 1996, and $551,624 for the six months ended April 30, 1996. The primary uses of cash were to fund the Company's year to date net loss and to finance current inventory purchases.

Financing activities produced positive cash flows of $320,668 for the quarter ended April 30, 1996, and $548,996 for the six months ended April 30, 1996. The primary use of cash from the funding of the line of credit was to reduce trade payables.

The Company's investing activities were comprised of property and equipment purchases totaling $4,990 for the quarter ended April
30, 1996, and $17,857 for the six month period ended April 30, 1996. The purchases include miscellaneous office and warehouse equipment.

Forward Looking Statements

To the extent that this report includes predictions of the Company's future performance or discloses the expectations of management of the Company as to such performance, such statements are forward looking statements the accuracy of which cannot be guaranteed by the Company or its management. For example, a downturn in general economic conditions, adverse developments in the "green grass" golf apparel industry, unanticipated problems with or delays by the Company's cutting and sewing contractors or fabric suppliers, or the failure of presently anticipated funding sources to materialize or continue, among other possibilities, could cause these forward looking statements to prove to be incorrect.

Part II  -  Other Information

Item 1    Legal Proceedings
          Not applicable

Item 2    Changes in Securities
          Not applicable

Item 3    Defaults Upon Senior Securities
          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on April 1, 1996. At the meeting, William A. Clymor, W. Clayton Cole, Kenneth R. LaBounty, G. Richard Oscarson, Michael D. Reid and Jerome M. Hause were elected as directors. Also approved at the meeting was the ratification of the appointment of KPMG Peat Marwick LLP as the independent public accountants for the Company for the year ending October 31, 1996, and an amendment to the Company's Stock Purchase and Redemption and Nonqualified Stock Option Plan for Club Professionals and PGA Tour Players (the "Plan") to remove the limitation on the maximum number of shares subject to stock grants.

     The number of votes cast for or withheld for each director nominee was as follows:

     Nominee                      For                   Withheld
     -------                      ---                   --------

William A. Clymor              3,479,705                   891
W. Clayton Cole                3,479,705                   891
Kenneth R. LaBounty            3,479,705                   891
G. Richard Oscarson            3,479,705                   891
Michael D. Reid                3,479,705                   891
Jerome M. Hause                3,475,705                  4,891

     The number of votes cast for and against, and abstentions from, ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending October
31, 1996 was as follows:

       For                      Against                  Abstain
       ---                      -------                  -------

    3,461,639                    5,570                   13,387

     The number of votes cast for and against, and abstentions from, approval of the amendment to the Plan was as follows:

Part II  -  Other Information (continued)

       For                      Against                  Abstain
       ---                      -------                  -------

    3,261,385                   30,467                   26,966

     Because the election of directors, retention of auditors and amendment to the Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers in favor of the nominees for the Board of Directors, the retention of the auditors and the amendment to the Plan.

Item 5    Other Information
          Not applicable

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.1 Amended and Restated Carlyle Golf, Inc. Stock
               Purchase and Redemption and Nonqualified Stock
               Option Plan for Club Professionals and PGA Tour
               Players.

          27   Financial Data Schedule


          (b)  Reports on Form 8-K

          A Report on Form 8-K dated April 1, 1996 under Item 5 of Form 8-K reported the announcement of a private investment of a minimum of one million dollars in the Company's common stock.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CARLYLE GOLF, INC.
                                 (Registrant)



Date:  June 13, 1996             By:/s/ William A. Clymor
                                    William A. Clymor,
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:  June 13, 1996             By:/s/ Wendy K. Williams
                                    Wendy K. Williams
                                    Chief Financial Officer

                          EXHIBIT INDEX


EXHIBIT                                     METHOD OF FILING

10.1    Amended and Restated Carlyle Golf,
        Inc. Stock Purchase and Redemption
        Nonqualified Stock Option Plan for
        Club Professionals and PGA Tour
        Players                             Filed Electronically
                                            Herewith

27      Financial Data Schedule             Filed Electronically
                                            Herewith
