Form 10QSB
period 1996-07-31
CARLYLE GOLF INC
filed 1996-09-16
CIK 922867

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED JULY 31, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


               Class               Outstanding at September 9, 1996
     Common Stock, $.001 par value           4,867,274


  Transitional Small Business Disclosure Format (check one): Yes[  ] No[X]

                                    INDEX
                                                                       PAGE

PART I - Financial Information

     ITEM 1 - Financial Statements

          Balance Sheets                                                  3

          Statements of Operations                                        4

          Statements of Cash Flows                                        5

          Notes to Financial Statements                                   6

     ITEM 2 - Management's  Discussion and Analysis of
             Financial Conditions and Results of Operations           7 - 9

PART II - Other Information

     ITEMS 1 through 6                                                   10

     Signature Page

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CARLYLE GOLF, INC.

BALANCE SHEETS

July 31, 1996 and October 31, 1995

(UNAUDITED)

- --------------------------------------------------------------------------
                                                  1996           1995
                                                 -------         -----

ASSETS
Current Assets:
   Cash and cash equivalents                   $   53,928     $   55,770
   Trade accounts receivable, net
      of allowance for doubtful
      accounts of $50,000 and $100,000,
      respectively                                950,607        549,806
   Inventories                                  1,459,728      1,774,658
   Prepaid and other current assets               144,361        157,828
                                               ----------     ----------
      Total current assets                      2,608,624      2,538,062

Property and equipment, at cost:
   Property and equipment                         654,867        614,972
   Less accumulated depreciation                 (167,665)       (88,634)
                                               ----------     ----------
                                                  487,202        526,338
                                               ----------     ----------

Other assets                                       51,860         90,352
                                               ----------     ----------

Total Assets                                   $3,147,686     $3,154,752
                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable to bank                        $  375,757     $  561,092
   Accounts payable                               317,120        301,574
   Accrued liabilities                            106,447        230,808
   Capitalized lease obligations                    2,560         10,162
                                               ----------     ----------
      Total current liabilities                   801,884      1,103,636

Stockholders' Equity:
   Preferred stock, $.001 par value,
      authorized 2,500,001 shares,
      none issued
   Common stock, $.001 par value,
      authorized 30,000,000 shares;
      issued 4,890,474 and 4,221,201
      shares, respectively                          4,890          4,221
   Additional paid-in capital                   7,009,050      5,937,214
   Compensation payable in common stock
      (55,000 and 40,500 shares, respectively)     83,350         98,420
   Unearned compensation                         (110,003)      (205,243)
   Accumulated deficit                         (4,641,485)    (3,783,496)
                                               ----------     ----------
      Total Stockholders' Equity                2,345,802      2,051,116
                                               ----------     ----------

Total Liabilities and Stockholders' Equity     $3,147,686     $3,154,752
                                               ==========     ==========

See accompanying notes to financial statements.

CARLYLE GOLF, INC.

Statements of Operations


(UNAUDITED)           Quarter Ended July 31,    Nine Months Ended July 31,
- --------------------------------------------------------------------------

                        1996          1995         1996           1995
                        -----         -----        -----          -----
Net revenue          $1,289,000    $1,061,011    $3,115,022   $2,694,140

Cost of Sales         1,038,782       812,676     2,508,232    2,012,453
                     ----------    ----------    ----------   ----------

   Gross Margin         250,218       248,335       606,790      681,687

Selling, general,
   and administrative
   expenses             517,238       568,961     1,373,374    1,652,647
                     ----------    ----------    ----------   ----------

   Loss from
      operations       (267,020)     (320,626)     (766,584)    (970,960)

Other income
   (expenses):
   Interest expense     (35,390)       (2,927)      (91,405)      (4,660)
   Other                   -              648           -         21,207
                     ----------    ----------    ----------   ----------
                        (35,390)       (2,279)      (91,405)      16,547
                     ----------    ----------    ----------   ----------

   Net loss          $ (302,410)   $ (322,905)   $ (857,989)  $ (954,413)
                     ==========    ==========    ==========   ==========
Net loss per
   common share      $    (0.07)   $    (0.08)   $    (0.20)  $    (0.23)
                     ==========    ==========    ==========   ==========

Weighted average
   common shares
   outstanding        4,572,309     4,252,434     4,385,768    4,237,543
                      =========     =========     =========    =========

See accompanying notes to financial statements.

CARLYLE GOLF, INC.

Statements of Cash Flows


(UNAUDITED)           Quarter Ended July 31,    Nine Months Ended July 31,
- --------------------------------------------------------------------------
                        1996          1995         1996           1995
                        -----         -----        -----          -----

Cash flows from
     operating
     activities:
  Net loss           $ (302,410)   $ (322,905)   $ (857,989)  $ (954,413)
  Adjustments to
     reconcile net
     loss to net
     cash used by
     operating
     activities:
       Depreciation      27,197        20,376        79,031       43,703
       Amortization
       of deferred
       compensation      36,032        58,476       124,437      103,157
       Issuance of
       stock for
       services, net        -         108,050        25,228      341,560
       Bad debt expense       -         1,653        27,763        1,736
       Changes in
       operating
       assets and
       liabilities:
        (Increase)
        decrease in:
        Trade
        receivables     (27,062)       27,537      (428,564)    (293,440)
        Inventories     229,462       135,032       314,930     (251,332)
        Prepaid and
         other assets    44,508      (208,888)       51,959     (460,596)
     Increase
      (decrease) in:
        Accounts
         payable       (235,744)     (260,592)       15,546     (269,279)
     Accrued
      liabilities         7,621        98,204      (124,361)     175,683
     Other
      liabilities          -           (9,095)          -          9,892
                      ---------     ---------     ---------     --------
  Net cash used by
   operating
   activities          (220,396)     (352,152)     (772,020)  (1,553,329)
                     ----------    ----------    ----------   ----------
Cash flows from
 investing activity -
 Purchase of property
  and equipment         (22,038)      (14,360)      (39,895)    (430,502)
                     ----------    ----------    ----------   ----------

Cash flows from
 financing activities:
  Repayment of
   capitalized lease
   obligations           (1,093)       (3,275)       (7,602)      (8,676)
  Proceeds from
   (repayments of)
   note payable
   to bank, net        (740,840)      305,438      (185,335)     305,438
  Proceeds from
   issuance of
   common stock       1,003,010          -        1,003,010          -
                     ----------    ----------    ----------   ----------
     Net cash
      provided
      (used) by
      financing
      activities        261,077       302,163       810,073      296,762
                     ----------    ----------    ----------   ----------

     Net increase
     (decrease)
      in cash            18,643       (64,349)       (1,842)  (1,687,069)
                     ----------    ----------    ----------   ----------

Cash and cash
  equivalents,
  beginning of
  period                 35,285       103,561        55,770    1,726,281
                     ----------    ----------    ----------   ----------

Cash and cash
  equivalents,
  end of period      $   53,928    $   39,212    $   53,928   $   39,212
                     ==========    ==========    ==========   ==========

Supplemental
  disclosure of cash
  flow information -
  Cash paid for
   interest          $   42,414    $    8,424     $  94,502   $   10,157
                     ==========    ==========    ==========   ==========

See accompanying notes to these financial statements.

                             CARLYLE GOLF, INC.

                        NOTES TO FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS:

     The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 1996, and the results of its operations, and its cash flows for the period then ended.

     The operating results for the nine month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended October 31, 1995.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the quarter ended July 31, 1996, were $1,289,000, an increase of $227,989, or 21%, from net sales of $1,061,011 for the same quarter in 1995. Net sales for the nine months ended July 31, 1996, were $3,115,022, an increase of $420,882, or 16%, from net sales of $2,694,140 for the same period in 1995. Unit sales for the quarter ended July 31, 1996, were 55% higher than for the same period in 1995. Unit sales for the nine months ended July 31, 1996, were 53% higher than for the same
period in 1995.   The disparity between the increase in unit volume as
compared to the increase in dollar volume was a result of the liquidation of prior season inventory.

Cost of goods sold as a percentage of net sales was 81% and 77% for the quarters ended July 31, 1996 and July 31, 1995, respectively. The Company's decrease in gross margin from the prior year is primarily due to a larger proportion of sales of older inventory which was sold at lower prices. Management believes that the Company will maintain or slightly improve its gross margin during the remainder of 1996 as a result of increased shipments of the Company's current lines. However, the gross margin will continue to be affected negatively by the sale of older inventory for the rest of the fiscal year.

Selling, general and administrative expenses decreased as a percentage of net sales to 40% for the quarter ended July 31, 1996 from 54% for the same quarter in 1995. Selling, general and administrative expenses for the nine months ended July 31, 1996 were 44% of net sales as compared to 61% for the same period in 1995. The decreases reflect the absence of certain non-recurring expenses included in 1995, as well as reductions in 1996.

The Company currently sells to domestic and foreign customers. The Company obtains a letter of credit, when deemed necessary, on foreign sales. The Company requires remittance in United States currency on all foreign sales. Therefore, there is no risk associated with currency fluctuation on foreign sales.


LIQUIDITY AND CAPITAL RESOURCES

During its earliest years of operations, the Company focused on developing its products, marketing strategy and distribution network as the foundation for growth. Despite a recent focus on increasing sales volumes, improving margins and better managing inventory, the Company has continued to incur losses from operations, which amount to $4,641,485 since the Company's inception. The ability of the Company to achieve profitable operations is dependent ultimately upon its ability to increase sales and improve gross margins.

During the quarter ended July 31, 1996, the Company completed a private placement of the Company's common stock to an inside investor group which raised $1,023,100. The proceeds of the transaction will be used to finance future growth and working capital needs. Should the Company require additional capital in the future to fund its operations and to sustain growth, the Company may sell additional debt or equity securities to raise the needed capital. However, there can be no assurance that additional capital will be available from private or public markets.

The Company is continuing its efforts to improve gross margins by controlling the quantity of inventory purchases to correspond more closely to its sales orders. The Company has also reduced corporate overhead, including salary reductions for key management personnel. The Company continues to reduce inventory levels by disposing of older styles in bulk sales, which sales also improve the Company's liquidity. The Company expects that, with funds provided through increased sales, improved gross margins, expense reductions, liquidation of older inventory and the additional equity raised in the private placement, it will be able to fund its growth through fiscal 1996 and into fiscal 1997. There can be no assurance, however, that the Company will achieve the level of sales, gross profit margins and expense reductions needed to achieve profitable operations in the near future.

The Company has funded its operations from inception through July 31, 1996 from both the proceeds of its initial public offering and a subsequent private placement, and from a working capital line of credit obtained from a bank. The $1,500,000 line of credit is secured by accounts receivable, inventory and equipment. Advances under the line of credit are limited to certain percentages of accounts receivable and inventory. The borrowing limit was approximately $970,389 at July 31, 1996.

As of July 31, 1996, the Company had $53,928 in cash and cash equivalents on hand and working capital of $1,806,740.

Operating activities produced negative cash flows of $220,396 for the quarter ended July 31, 1996, and of $772,020 for the nine months ended July 31, 1996. The primary uses of cash were to fund the Company's year to date net loss and to finance current inventory purchases.

The Company's investing activities were comprised of property and equipment purchases totaling $22,038 for the quarter ended July 31, 1996, and $39,895 for the nine month period ended July 31, 1996. These purchases consist of miscellaneous office and warehouse equipment.

Financing activities produced positive cash flows of $261,077 for the quarter ended July 31, 1996, and $810,073 for the nine months ended July 31, 1996. The primary use of cash received from the funding of the private placement was to reduce the line of credit and trade payables.


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


Part II - Other Information


Item 1    Legal Proceedings
          Not applicable

Item 2    Changes in Securities
          Not applicable

Item 3    Defaults Upon Senior Securities
          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5    Other Information
          Not applicable

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Stock Purchase Agreement between the Company and certain insiders dated April 1, 1996

               27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                             Carlyle Golf, Inc.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARLYLE GOLF, INC.
                                    (Registrant)


Date: September 13, 1996            By:/s/WILLIAM A. CLYMOR
                                       William A. Clymor,
                                       Chairman of the Board and Chief
                                       Executive Officer

Date: September 13, 1996            By:/s/WENDY K. WILLIAMS
                                       Wendy K. Williams
                                       Chief Financial Officer


                                EXHIBIT INDEX

EXHIBIT                                METHOD OF FILING
- -------                                ----------------

10.1  Stock Purchase Agreement
      between the Company and
      certain insiders dated
      April 1, 1996                    Filed herewith electronically

27    Financial Data Schedule          Filed herewith electronically