Form 10KSB40
period 1996-10-31
CARLYLE GOLF INC
filed 1997-01-21
CIK 922867

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                  FOR FISCAL YEAR ENDED OCTOBER 31, 1996

                      Commission file number 0-24160

                            CARLYLE GOLF, INC.
              (Name of Small Business Issuer in its Charter)

           COLORADO                               84-1218066
(State or other jurisdiction                   (I.R.S. Employer
       of incorporation)                      Identification No.)

                      10550 East 54th Avenue, Unit E
                          Denver, Colorado 80239
                              (303) 371-2889
       (Address and Telephone Number of Principal Executive Offices
                     and Principal Place of Business)

   Securities registered under Section 12(b) of the Exchange Act:  None

      Securities registered under Section 12(g) of the Exchange Act:

                            Title of each class
                       COMMON STOCK, $.001 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for the fiscal year ended October 31, 1996:
$4,131,282

     As of December 31, 1996, 4,881,524 shares of the registrant's Common Stock and 1,928,800 Warrants were outstanding. The aggregate market value of the 1,672,880 shares of Common Stock held by non-affiliates was $2,887,208 as of December 31, 1996. The market value of the shares was calculated based on the closing sale price of such shares on the Nasdaq SmallCap Market on such date.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: [ ]YES [X] NO

                    DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED BY PART III (ITEMS 9, 10, 11, AND 12) IS INCORPORATED BY REFERENCE TO PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Carlyle Golf, Inc., a Colorado corporation formed in September of 1992, is engaged in the design, contract for manufacture and marketing of men's golf apparel. The Company markets Carlyle apparel to golf pro shops located on golf courses in the United States and throughout the world. Since its formation, the Company has focused on developing its products, marketing strategy, and distribution network as the foundation for growth. In particular, the Company obtained endorsements of the Company's products by PGA Touring Professionals, formed an Advisory Council which includes 25 golf professionals employed by golf clubs, country clubs, and resorts who advise the Company on design and marketing of the Company's products, and organized a network of approximately 33 experienced, independent sales representatives. The Company's offices and warehouse are located at 10550 East 54th Avenue, Unit E, Denver, Colorado 80239, and its telephone number is (303)371-2889.

PRODUCTS AND DESIGN

The Company's products consist of men's golf apparel which includes 100% cotton shirts, sweaters, sweater vests, windshirts, shorts and outer wear garments. The spring and fall lines are introduced at major golf trade shows in January and September of each year. The sales in the spring shipping season typically represent 60% of the volume for the year.

The Company designs a broad range of apparel with the use of different knits, colors, and fabrics to assure that the line appeals to a wide age range of golfers. The line is developed starting with four or five color stories so that individuals can find variety within a color that best suits them. Accessory garments like sweaters and sweater vests are designed to complement the shirts within a color story. A variety of knit fabrications are used such as interlock, pique, jacquard, crepe, jersey, and pima to give each golfer the maximum choice in his buying decision. The Company currently has approximately 60 products in each line.

The prices for the Company's apparel ($55-$70 suggested retail) is between the middle and high end of the market for men's golf apparel. Management believes that focusing on a high quality product in the middle to upper end market is the best strategy for long term profitability.

During 1996, the Company developed a nylon windshirt line for both spring and fall. This product is an example of the introduction of new products that the Company creates in an effort to increase the average sale to its existing customers. A Polartec vest was also introduced during 1996 to expand the Company's variety and answer a request for light weight, high-tech fabrics that provide warmth with a minimum amount of restriction. Both of these new products were well received based on consumer demand and feedback from trade shows.

The Company embroiders club logos on approximately 80% of its garments. Embroidery is applied to the garments in-house and the Company has recently taken delivery on two additional machines to meet the expected demand for its embroidered products.

The design staff works closely with the Company's sales, finance, and production staff. The line is reviewed by the Vice President of Sales and the President in concert with the Company's design team. Costs of production are compiled and selling prices are set after review of these costs to coincide with targeted margins. Purchase order quantities are reviewed against order flow per style to insure that adequate amounts have been ordered. The design team has the responsibility for negotiating the cost of production, the timely arrival of samples, and the purchase of trim items such as collars, cuffs and buttons. In addition, they are responsible for testing fabrics for shrinkage and colorfastness.

SALES AND MARKETING

The Company's plan for continued sales growth is to (i) promote the Carlyle name through advertising (ii) continue to create brand recognition by the use of PGA Tour players wearing the product at golf tournaments (most of which are televised) (iii) continue the use of an Advisory Council of PGA Club Professionals that advise the Company on a variety of issues (iv) increase its customer base by emphasizing on-time delivery and quality embroidery (v) expand its product line (vi) increase its average sale to each customer (vii) enter the corporate market (viii) expand its relationship with college golf teams to include bookstores and college golf tournaments (ix) expand its network of international distributors, and (x) selectively acquire golf related companies that create synergy with its existing products.

The Company has 33 independent sales representatives selling Carlyle products throughout the United States. These sales representatives are supported by six in-house support staff, including sales management, customer service and marketing. The Company also has distributors in the United Kingdom, Canada, Japan, Guam, and Singapore.

Sales in the fiscal years ended 1996, 1995 and 1994 were as follows:

                       1996           1995           1994

     Domestic       $3,895,000     $3,337,000     $1,452,000
     International   $236,000       $130,000       $249,000

In fiscal 1996, approximately 75% of the Company's sales were to country clubs, resorts and golf pro shops at golf courses. The balance of the sales were to corporations, tournament events, and discount retailers for the liquidation of prior season goods. No customer accounted for more than 10% of sales in either fiscal 1995 or 1996. The Company is attempting to expand its foreign distribution; however, no assurances can be made that it will be successful.

The Company obtained the endorsements of eleven (11) different tour professionals in 1996. The Company was represented on the Senior PGA Tour, the PGA Tour, the Nike Tour, the European Tour, the Asian Tour, and the Japanese Tour. Players received a clothing allowance of Carlyle products and, in some cases, shares of the Company's common stock for their services. Most of these players have signed contracts with the Company ranging from one to three years. The contracts set minimum requirements such as their participation in a certain number of tournaments per calendar year for their continued endorsement eligibility and provide for special incentives based upon their performance in tournaments throughout the year.

The Company advertises in several of the golf trade journals throughout the year and runs "win-ads" when one of its tour professionals wins a tournament. During 1996, three Carlyle players won tournaments on the PGA Tour. Management believes that brand appeal and awareness is created by having tour professionals wear Carlyle apparel.

During 1996, the Company renewed the contracts of its Advisory Council staff. Advisory Council members are primarily club professionals who support the Company's apparel lines by promoting the brand within their PGA section, wearing the product, and giving advice and counsel on the design of each line. The length of the contract renewals were for one year.

COMPETITION

The golf apparel business is highly competitive with a large number of competitors and relatively low barriers to entry into the market. While many of these competitors are larger and better financed than the Company, management believes that its products, pricing and distribution methods compare favorably to those of many of its competitors. Naturally, however, there can be no assurance that the Company will not be adversely affected in the future by competitive pressures from one or more other golf apparel companies.

MANUFACTURING PROCESS

All raw materials are purchased in the United States. The Company does not have any long term contractual arrangements for the purchase of raw materials from these suppliers. The Company has experienced minimal difficulty in satisfying its sourcing requirements for fabric and considers its relations with its fabric contractors to be good.

Fabric and trim purchased by the Company are shipped directly to its cutting and sewing contractors for construction of the apparel in accordance with the Company's specifications. Cutting and sewing contractors currently utilized by the Company are located in the United States. Management believes that these contractors are capable of meeting the Company's needs for the foreseeable future. The Company considers its relations with its current cutting and sewing contractors to be good.

Finished apparel is shipped to the Company's facility in Denver, Colorado for embroidery, final inspection, packaging and shipping. The Company inspects every garment before shipping to its customers. The Company believes that these rigorous standards are necessary to ensure that the Company maintains a reputation for high quality goods. The Company has its embroidery operations in-house to enhance its ability to control production, reduce embroidery related costs and provide on-time delivery to customers. The Company utilizes computerized embroidery machines to embroider customer logos on the apparel. The Company recently added two machines to meet the increased demand for its products.

The Company must forecast demand for its products well in advance of sales so that production meets delivery dates. If the Company misjudges the market demand, it will either forego additional sales or create excess inventory. The Company made a significant effort to strengthen this area of its business during fiscal 1995 by developing a management information system that allows the Company to more closely monitor incoming orders and therefore improve its forecasts of product purchases. During fiscal 1996, the Company continued its enhanced efforts to more closely monitor its product purchases.

TRADEMARK PROTECTION

The Company markets its products under the Carlyle label using the Company's logo of a stylized "C" which is a registered trademark.

The Company also filed an application for registration of the wordmark "Carlyle" with the Principal Register of the United States Patent and Trademark Office ("USPTO"). The Company's application was rejected by the USPTO on account of the use of a similar name by an unrelated company.
The Company plans to continue to use the Carlyle name notwithstanding the USPTO action and may seek a license or waiver from the potentially conflicting user cited by the USPTO. If a license or waiver is not obtained from the company, the Company will have to rely on whatever common law trademark rights it might have, which rights may be limited.
No assurance can be given that the Company will be able to protect its trademarks from conflicting uses or claims of ownership. While it is possible, the Company considers it unlikely that it would have to change its trademarks to avoid conflict with prior third-party users.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's business offices and distribution facility are located at 10550 E. 54th Ave., Unit E, Denver, Colorado. The facility consists of approximately 13,000 square feet used for offices, warehousing, distribution and embroidery operations. The facility lease expires on July 1, 1998. Monthly base rental is $2,971. The Company is also responsible for paying its pro rata share of the costs and expenses incurred in connection with the maintenance and operation of the building, including but not limited to taxes, insurance, and repairs. Management believes that the facility is sufficient to meet the Company's needs for the next two to three years.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10 KSB to a vote of security holders through the solicitation of proxies or otherwise.


                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company completed a public offering (the "Offering") of its $.001 par value common stock ("Common Stock") during August 1994. The Offering consisted of 1,700,000 shares of Common Stock which sold for $3.00 per share and 1,700,000 warrants to purchase Common Stock (the "Warrants") which sold for $.25 per Warrant. Each Warrant entitles the holder thereof to purchase, at a price of $4.50, one share of Common Stock for a 23-month period beginning September 12, 1995. The proceeds to the Company, after the underwriting discount of 10 percent, were $4,972,500, before deduction of other Offering expenses.

In connection with the Offering, the Company granted the underwriter an over-allotment option to purchase an additional 255,000 shares of Common Stock at $3.00 per share and 255,000 Warrants at $.25 per Warrant, less a 10 percent underwriting discount and a 3% non accountable expense allowance. On September 28, 1994, the option was exercised to purchase 228,800 Warrants for $51,480, after the underwriting discount and before deduction of other Offering expenses.

The Company's Common Stock trades over-the-counter on the Nasdaq SmallCap Market under the Symbol "CRLG." The Company's initial public offering (the "Offering") was declared effective August 12, 1994.

In June 1996, the Company completed a private placement of 633,873 shares of Common Stock to an inside investor group which raised $1,003,009, net of offering costs. The Company is in the process of registering these shares with an S-3 registration statement.

The following table sets forth the high and low closing sale prices for the Company's Common Stock on Nasdaq, from August 12, 1994 through October 31, 1996.


          QUARTER ENDED            HIGH ($)     LOW ($)

          October 31, 1994         3            2 1/2
          January 31, 1995         2 7/16       2 1/16
          April 30, 1995           3 1/16       2 7/8
          July 31, 1995            2            2 1/4
          October 31, 1995         2 1/16       1 5/8
          January 31, 1996         1 5/8        1 3/16
          April 30, 1996           2 9/16       1 3/16
          July 31, 1996            2 9/16       1 1/8
          October 31, 1996         1 7/8        1 5/16


SHAREHOLDERS

At October 31, 1996, the Company had 4,871,024 shares outstanding and 122 shareholders of record, although the Company estimates that there are more than 1,200 beneficial owners of its stock.

DIVIDENDS

The Company has never declared or paid a dividend on its Common Stock.
The Board of Directors presently intends to retain any earnings for use in the Company's business and, therefore, does not anticipate paying cash dividends in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs, and any contractual or other restrictions.

PREFERRED STOCK

The Company's Articles of Incorporation authorize 2,500,001 shares of $.001 par value Convertible Preferred Stock ("Preferred Stock"). Currently, there are no shares of Preferred Stock issued and outstanding. If issued, each share of Preferred Stock is convertible into one share of Common Stock at the option of the holder thereof. The holders of shares of Preferred Stock, if any, would have the right to vote, together with the holders of all outstanding shares of Common Stock and not by classes, on all matters on which the holders of Common Stock have the right to vote; provided, however, that the following actions would also require the affirmative vote of a majority of the shares of Preferred Stock voting separately as a class (i) the authorization or issuance of any additional shares of Preferred Stock or shares of stock having special voting rights or priority over Preferred Stock or a ranking on parity therewith, or (ii) any amendment of the Articles of Incorporation of the Company. Any dividends declared by the Company would have to be paid to the holders of shares of Preferred Stock up to an amount equal to the original purchase price of the shares of Preferred Stock before any dividends could be paid to the holders of Common Stock. Once this amount is paid, holders of shares of Preferred Stock would be entitled to receive a dividend on each share of Preferred Stock in an amount equal to one-half of the dividend paid on each share of Common Stock.

The shares of Preferred Stock would also have various preferential rights over shares of Common Stock in the event of the voluntary or involuntary liquidation, dissolution or winding down of the Company, or upon the merger or consolidation of the Company, or upon the sale, lease, conveyance or other disposition of all or a substantial part of the Company's property or business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table set forth, for the periods indicated, the percentage of net sales represented by items derived from the Company's statements of income:

                               Fiscal Year Ended October 31,

                              1996           1995           1994
Net Sales                     100.0%         100.0%         100.0%
Cost of goods sold            82.0%          93.2%          79.4%
Gross profit                  18.0%          6.8%           20.6%
Selling, general and
   administrative expenses    47.1%          66.9%          82.9%
Loss from operations          (28.7)%        (60.2)%        (62.2)%
Interest and other expense    (2.7)%         0%             (4.9)%
Net loss                      (31.4)%        (60.2)%        (67.1)%


COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1996 AND 1995. Net sales for fiscal 1996 were $4,131,278, an increase of $663,832 or 19.1% over net sales of $3,467,446 in fiscal 1995. The increase in net sales was attributable to growth in the Company's customer base and an increase in consumer recognition of the Company's brand name. However, net sales were negatively impacted by the large amount of prior season goods sold during 1996. These goods were sold at substantially lower prices than the normal wholesale price of the product line. The Company was able to liquidate substantially all of the prior season inventory during 1996.

The gross profit margin increased in fiscal 1996 to 18.0% from 6.8% in fiscal 1995. The increase during the year was the result of the absence of inventory writedowns in 1996, whereas, in 1995 there was an inventory writedown of $573,390. In fiscal 1995, excluding the inventory writedown, the gross profit margin would have been 23.3%. The decrease of 5.3% in fiscal 1996 was principally due to the liquidation of prior season inventory at reduced selling prices and the early discounting of two color stories in the Spring 1996 line. The Fall 1996 line has not been significantly discounted.

Selling, general and administrative expenses were $1,933,003 for fiscal 1996, down $387,512 from $2,320,907 for fiscal 1995. This 16.7% reduction in expenses was attributable in part to two unusual items in fiscal 1995 aggregating $265,000, while the remainder of the improvement was through cost containment measures implemented in 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 66.9% in fiscal 1995 to 46.8% in fiscal 1996.

The Company's net loss decreased $789,781 to $1,297,806 in fiscal 1996 from $2,087,587 in fiscal 1995. A major portion of this improvement was the lack of any inventory writedowns in fiscal 1996, and the reductions in selling, general and administrative expenses noted above. As a percentage of net sales the net loss for fiscal 1996 was 31.4% compared to 60.2% for fiscal 1995.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 1995 AND 1994. Net sales for fiscal 1995 were $3,467,446, an increase of $1,766,044 or 103.8% over net sales for fiscal 1994 of $1,701,402. The significant increase in net sales was primarily attributable to the Company's continued expansion of its distribution network, growth in the Company's customer base, and an increase in consumer recognition of the Company's brand name.

The gross profit margin decreased to 6.8% in fiscal 1995, as compared to 20.6% in fiscal 1994. This decline was largely a result of the inventory writedown in 1995. Due to the lack of historical information regarding market demand, the Company's early forecasts and resulting inventory purchases were excessive relative to the demand for the product. The writedown was a result of an evaluation by management of the fair market value of older styles of its apparel inventory. As a result, inventory was written down $573,390 during 1995. The gross profit margin without the writedown would have been 23.3% in fiscal 1995.

Selling, general and administrative expenses were $2,320,907 for fiscal 1995 compared to $1,409,537 in fiscal 1994. This increase of $911,370, or 64,7%, was primarily due to additional personnel to create the in-house embroidery department and to facilitate increased sales volume, increased advertising and marketing expenses, increased sales commissions due to higher sales levels, and increases in variable expenses tied to the higher level of sales in fiscal 1995. Additionally, $265,000 of the increase can be attributed to two unusual items, a negotiated severance package for the previous chief executive officer who had an employment contract and a settlement agreement with the Company's independent embroidery contractor. As a percentage of net sales, selling, general and administrative expense decreased to 66.9% in fiscal 1995 compared to 82.9% in fiscal 1994.

The Company's net loss increased to $2,087,587 in fiscal 1995 from $1,142,194 for fiscal 1994, largely as a result of the inventory writedown and the increase in selling, general and administrative expenses noted above. As a percentage of net sales the net loss was 60.2% in fiscal 1995 compared to 67.1% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

Since the creation of the Company in 1992, it has focused on developing its products, marketing strategy and distribution network as the foundation for growth, and as a result has incurred losses since its inception. The ability of the Company to achieve profitable operations is dependent ultimately upon its ability to increase sales and improve gross profit margins.

The Company plans to improve gross margins by controlling the quantity of inventory purchases to correspond more closely to its sales orders. The Company has reduced the level of its inventory by disposing of older styles of inventory through bulk sales. The Company expects that, with funds provided through increased sales, improved gross margins, and continued efforts to control expenses, it will be able to fund its growth through 1997. There can be no assurance, however, that the Company will achieve the level of sales, gross profit margins or expense reductions to achieve profitable operations during fiscal 1997.

Should the Company require additional capital in the future to fund its operations and to sustain growth, the Company plans to sell additional equity securities to raise the needed capital. However, there can be an assurance that sufficient capital would be available from the private or public markets on terms acceptable to the Company or at all.

The Company has experienced substantial growth since 1993, with its net sales growing from $200,000 in fiscal 1993 to over $4,000,000 in fiscal 1996. The growth in sales has increased the Company's working capital requirements, principally to fund the losses incurred and for increases in accounts receivable and finished goods inventory. The Company financed its operations during fiscal 1993 and through August of 1994 with a combination of bank borrowings and the sale of private equity. In August of 1994, the Company completed a public sale of 1,700,000 units, each unit consisting on one share of Common Stock and one warrant, realizing net proceeds of approximately $4.8 million. Approximately $1.5 million of these proceeds were used to repay outstanding bank borrowings. From August 1994 until June 1996, the Company funded its growth through the proceeds of the public offering and a bank revolving line of credit. In June 1996, the Company sold an additional 633,873 shares of Common Stock to the directors and management of the company which raised net proceeds of $1,003,009. The Company used those proceeds, plus advances under the bank line, to fund its operations for the remainder of fiscal 1996. The Company will use borrowings under the bank line of credit to fund its operations during fiscal 1997.

Operating activities in 1996 resulted in negative cash flows of $954,669 compared to negative cash flows of $1,742,956 for 1995. The primary uses of cash were to fund the Company's net losses of $1,297,806 in fiscal 1996, and $2,087,587 in fiscal 1995, and to finance inventory purchases needed for growth.

The Company's investing activities were comprised of property and equipment purchases totaling $47,992 for fiscal 1996 and $477,710 for fiscal 1995. The 1996 expenditures were for miscellaneous office and warehouse equipment. The 1995 expenditures were largely comprised of embroidery machines, computer imaging equipment, an inventory rack system, an expanded trade show booth and leasehold improvements to accommodate growth.

Cash flows from financing activities totaled $959,217 for fiscal 1996 and $550,155 for fiscal 1995. As noted above, the Company completed a private placement of the Company's common stock to an inside investor group during 1996, which raised net proceeds of $1,003,009. During fiscal 1995, the Company obtained a line of credit from a bank to fund its working capital needs and received net advances of $561,000 on the line. The Company's greatest working capital requirements are from approximately December through the end of March as the costs of raw materials and production are incurred in preparation for the primary spring/summer selling season. Management anticipates that the Company's working capital requirements will continue to increase as the Company expands its sales volume and its inventory.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the financial statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and, if presented, earnings per share, as if the fair vale based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.

Item 7.  Financial Statements

CARLYLE GOLF, INC.

                       Index to Financial Statements


                                                                       Page

Independent Auditors' Report                                            F-2

Balance Sheets - October 31, 1996 and 1995                              F-3

Statements of Operations - Years Ended October 31, 1996 and 1995        F-4

Statements of Stockholders' Equity -  Years Ended October 31, 1996
        and 1995                                                        F-5

Statements of Cash Flows - Years Ended October 31, 1996 and 1995        F-6

Notes to Financial Statements                                           F-7

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Carlyle Golf, Inc.:


We have audited the accompanying balance sheets of Carlyle Golf, Inc. as of October 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Golf, Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.



                          /s/KPMG Peat Marwick LLP
                          KPMG Peat Marwick LLP


Denver, Colorado
December 20, 1996

CARLYLE GOLF, INC.

Balance Sheets

October 31, 1996 and 1995


ASSETS
                                               1996               1995
Current assets:
  Cash                                   $    12,326           55,770
Trade accounts receivable, net of
        allowance for doubtful accounts
        of $50,000 in 1996 and $100,000
        in 1995 (note 3)                     585,522          549,806
  Inventories (notes 2 and 3)              1,782,916        1,774,658
  Prepaid expenses                           150,319          157,828
                                          -----------       ----------
               Total current assets        2,531,083        2,538,062
                                          -----------       ----------

Property and equipment, at cost (note 3):
  Furniture and fixtures                      84,498            4,498
  Office equipment                           135,578          116,673
  Leasehold improvements                      48,223           48,223
  Warehouse and other equipment              394,665          365,578
                                          -----------       ----------
                                             662,964          614,972
  Less accumulated depreciation             (195,334)         (88,634)
                                          -----------       ----------

        Property and equipment, net          467,630          526,338

Other assets                                  46,223           90,352
                                          -----------       ----------

Total assets                             $ 3,044,936        3,154,752
                                          ===========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank (note 3)          $   526,307          561,092
  Accounts payable                           474,599          301,574
  Accrued liabilities                         86,628          230,808
  Capitalized lease obligations                -               10,162
                                         ------------       ----------

        Total current liabilities          1,087,534        1,103,636
                                         ------------       ----------

Stockholders' equity:
  Preferred stock, $.001 par value,
        authorized 2,500,001 shares,
        none issued                           -                 -

  Common stock, $.001 par value,
        authorized 30,000,000 shares;
        issued 4,871,024 shares in 1996
        and 4,221,201 shares in 1995           4,871            4,221
  Additional paid-in capital (note 5)      6,994,703        5,937,214
  Compensation payable in common stock
        (77,000 shares in 1996 and
        40,500 shares in 1995) (note 5)      117,304           98,420
  Unearned compensation (note 5)             (78,174)        (205,243)
  Accumulated deficit                     (5,081,302)      (3,783,496)
                                          -----------      -----------
        Total stockholders' equity         1,957,402        2,051,116
                                          -----------      -----------
Commitments (notes 5 and 7)

        Total liabilities and
               stockholders' equity      $ 3,044,936        3,154,752
                                          ===========       ==========

See accompanying notes to financial statements.



                                    F-3

CARLYLE GOLF, INC.

Statements of Operations

Years Ended October 31, 1996 and 1995
-------------------------------------------------------------------------

                                                 1996             1995

Net revenue                              $ 4,131,278        3,467,446

Cost of sales                              3,385,876        3,232,465
                                          -----------       ----------
        Gross margin                         745,402          234,981

Selling, general, and
  administrative expenses                  1,933,395        2,320,907
                                          -----------       ----------

        Loss from operations              (1,187,993)      (2,085,926)

Other income (expenses):
  Interest expense                          (109,813)         (22,890)
  Other                                        -               21,229
                                          -----------       ----------
                                            (109,813)          (1,661)
                                          -----------       ----------

Net loss                                 $(1,297,806)      (2,087,587)
                                         ============      ===========

Net loss per common share                     $ (.29)           (0.49)
                                         ============      ===========

Weighted average common shares
  outstanding                              4,535,045        4,242,659
                                         ============      ===========


See accompanying notes to financial statements.

                                    F-4

CARLYLE GOLF, INC.

Statements of Stockholders' Equity

Years Ended October 31, 1996 and 1995
-------------------------------------------------------------------------

                                COMMON STOCK    ADDITIONAL    COMPENSATION
                                                  PAID-IN      PAYABLE IN
                             SHARES     AMOUNT    CAPITAL     COMMON STOCK

BALANCE, OCTOBER 31, 1994  4,156,451  $ 4,157  5,725,752          -

Compensation payable in
    common stock (note 5)      -        -          -             338,266
Common stock issued to tour
    players (note 5)         109,000      109    239,737        (239,846)
Amortization of unearned
    compensation               -        -          -               -
Common stock received and
    compensation forfeited upon
    termination of agreements
    (note 5)                 (44,250)     (45)   (28,275)           -
Net loss                       -        -          -                -

                           ---------- -------- ----------     -----------

BALANCE, OCTOBER 31, 1995  4,221,201    4,221  5,937,214          98,420

Common stock issued for cash,
    net of offering costs
    (note 5)                 633,873      634  1,002,375           -
Compensation payable in
    common stock (note 5)      -        -          -              73,387
Common stock issued to tour
    players (note 5)          29,500       30     54,473         (54,503)
Amortization of unearned
    compensation               -        -          -               -
Common stock received and
    compensation forfeited upon
    termination of agreements
    (note 5)                 (13,550)     (14)       641           -
Net loss                        -         -          -             -
                            --------- -------- ----------     -----------
BALANCE, OCTOBER 31, 1996  4,871,024  $ 4,871  6,994,703         117,304
                           ========== ======== ==========     ===========




                                  UNEARNED      ACCUMULATED
                                COMPENSATION      DEFICIT         TOTAL

BALANCE, OCTOBER 31, 1994         (137,424)    (1,695,909)     3,896,576

Compensation payable in
    common stock (note 5)         (256,050)         -             82,216
Common stock issued to tour
    players (note 5)                 -              -              -
 -    Amortization of unearned
    compensation                   163,151          -            163,151
Common stock received and
    compensation forfeited upon
    termination of agreements
    (note 5)                        25,080          -             (3,240)
Net loss                             -         (2,087,587)    (2,087,587)
                                 ----------     ----------    -----------
BALANCE, OCTOBER 31, 1995         (205,243)    (3,783,496)     2,051,116

Common stock issued for cash,
    net of offering costs
    (note 5)                         -              -          1,003,009
Compensation payable in
    common stock (note 5)          (48,803)         -             24,584
Common stock issued to tour
    players (note 5)                 -              -              -
Amortization of unearned
    compensation                   175,872          -            175,872
Common stock received and
    compensation forfeited upon
    termination of agreements
    (note 5)                         -              -                627
Net loss                             -         (1,297,806)    (1,297,806)
                                 ----------     ----------    -----------
BALANCE, OCTOBER 31, 1996          (78,174)    (5,081,302)     1,957,402
                                 ==========     ==========    ===========

 See accompanying notes to financial statements.


CARLYLE GOLF, INC.

Statements of Cash Flows

Years Ended October 31, 1996 and 1995
-------------------------------------------------------------------------

                                              1996                  1995
                                              ----                  ----
Cash flows from operating activities:
    Net loss                            $(1,297,806)          (2,087,587)
    Adjustments to reconcile net loss
       to net cash used by operating
       activities:
          Depreciation                      106,700               65,291
          Amortization of unearned
            compensation                    175,872              163,151
          Issuance of stock for
            services, net                    25,211               78,976
          Provision for doubtful accounts
            receivable                       24,420               60,000
          Write-down of inventory
            to estimated market value         -                  573,390
          Changes in operating assets
            and liabilities:
            (Increase) decrease in:
            Trade accounts receivable       (60,136)            (114,704)
            Inventories                      (8,258)            (304,808)
            Prepaid expenses
             and other assets                51,638             (149,649)
            Increase (decrease) in:
               Accounts payable             173,025             (181,631)
               Accrued liabilities         (144,180)             154,615
                                          ----------           ----------

                   Net cash used
                   by operating activities (953,514)          (1,742,956)
                                          ----------           ----------

Cash flows from investing activity -
    purchase of property and equipment      (47,992)            (477,710)
                                          ----------           ----------

Cash flows from financing activities:
    Proceeds from issuance of stock       1,003,009                -
    Increase (decrease) in note
       payable to bank, net                 (34,785)             561,092
    Repayment of capitalized
       lease obligations                    (10,162)             (10,937)
                                          ----------           ----------

            Net cash provided
              by financing activities       958,062              550,155
                                          ----------           ----------

            Net decrease in cash            (43,444)          (1,670,511)

Cash, beginning of year                      55,770            1,726,281
                                          ----------           ----------

Cash, end of year                       $    12,326               55,770
                                          ==========          ===========

Supplemental disclosure of
 cash flow information                        -
    cash paid for interest              $   111,028               22,890
                                          ==========          ===========


See accompanying notes to financial statements.

                                    F-6

CARLYLE GOLF, INC.

Notes to Financial Statements

October 31, 1996 and 1995
--------------------------------------------------------------------------
----

(1)     Summary of Significant Accounting Policies

        Nature of Business

        Carlyle Golf, Inc. (the Company) a Colorado corporation formed in September of 1992, is engaged in the design, contract for manufacture and marketing of men's golf apparel. The apparel consists of 100% cotton shirts, sweaters, vests, pullovers, shorts, belts and nylon windshirts. The Company markets Carlyle apparel to golf pro shops located on golf courses in the United States and throughout the world.

        During its early years of operation, the Company has focused on developing its products, marketing strategy, and distribution network as the foundation for growth, and as a result has incurred losses from operations since its inception. The ability of the Company to achieve profitable operations is dependent ultimately upon its ability to increase sales and improve gross profit margins. Should the Company require additional capital in the future to fund its operations and support its working capital requirements, the Company will attempt to sell additional equity securities to raise capital. However, there can be no assurance that additional capital would be available from private or public markets on terms acceptable to the Company or at all.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Cost primarily includes materials and cut and sew costs.

        Property and Equipment

        Depreciation and amortization is provided on the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets, or the term of the related lease, if shorter. The cost of normal maintenance and repairs is charged to operating expense as incurred. Expenditures which significantly increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in operations currently.

                                    F-7

        Net Loss Per Common Share

        Net loss per common share is based on the weighted average number of common shares outstanding plus common shares to be issued for compensation. Convertible preferred stock, options and warrants have not been included in the computation of earnings per share because their effect would be antidilutive.

        Income Taxes

        The Company accounts for income taxes under an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the period. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in operations in the period that includes the enactment date.

        Reclassifications

        Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(2)     Inventories

        The following is a summary of inventories at October 31:

                                               1995                   1996
                                              ------                 ------

             Materials                    $   811,177               400,937
             Finished goods                   971,739             1,373,721
                                          -----------            ----------
                                          $ 1,782,916             1,774,658
                                          ===========            ==========


        In October 1995, the Company recorded an inventory writedown of $573,390 to reduce the cost of certain merchandise to its estimated net realizable value.

(3)     Note Payable to Bank

        In July 1995, the Company obtained a $1,500,000 revolving line of credit from a bank. The line of credit is secured by accounts receivable, inventory and equipment. Advances under the line of credit are limited to certain percentages of accounts receivable and inventory. The borrowing limit was approximately $624,000 at October 31, 1996. The note payable is due on July 7, 1999, with interest payable monthly at 4% above the bank's prime lending rate (12.25% at October 31, 1996). Under the line of credit the Company is required to meet certain financial covenants. As of October 31, 1996, the Company was in default of certain covenants. Subsequent to October 31, 1996, the Company amended the agreement and obtained a waiver of the violations. The amended agreement established financial covenants through October 31, 1997. Prior to October 1, 1997, the Company and bank must negotiate the financial covenants for the remaining term of the note. If the bank and the Company cannot agree on the new financial covenants, the bank may designate such financial covenants in its sole discretion, and the failure of the Company to satisfy such covenants shall constitute a default by the Company.

(4)     Income Taxes

        For the years ended October 31, 1996 and 1995, the Company has not recorded current income tax expense since it has reported losses for income tax purposes. The Company's net deferred tax asset for future deductions and its net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance.

        The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are as follows:

        Deferred tax assets:
           Net operating loss
            carryforwards                 $1,480,000           1,131,000
           Allowance for doubtful accounts    18,000              37,000
           Inventory valuation                25,000             239,000
           Other                              23,000              22,000
                                          -----------            --------
                                           1,546,000           1,429,000
        Less valuation allowance          (1,546,000)         (1,429,000)
                                          -----------         -----------

           Net deferred tax assets        $    -              $    -
                                          ===========         ===========


        The Company has available at October 31, 1996, net operating loss carryforwards of approximately $4,000,000 which may be used to offset future taxable income. Net operating loss carryforwards are subject to certain rules limiting their annual usage. These carryforwards, if not utilized, will expire in the years 2007 through 2011.

(5)     Stockholders' Equity

        Common Stock

        On June 24, 1996, the Company issued 633,873 shares of common stock to the management group of the Company. The net proceeds to the Company were $1,003,009.

        Initial Public Offering

        During August 1994, the Company completed an initial public offering of 1,700,000 shares of common stock for $3.00 per share and 1,700,000 warrants for the purchase of one share of common stock for $.25 per warrant. During September 1994, the underwriter exercised the overallotment option to purchase 228,800 warrants. The warrants have an exercise price of $4.50 per share and expire in July 1997. The warrants are redeemable under certain circumstances by the Company for $.05 per warrant. The Company sold the underwriter, for nominal consideration, a warrant to purchase up to 170,000 shares of common stock for $3.90 per share and 170,000 warrants (to purchase shares of common stock for $4.50 per share) for $.325 per warrant. The underwriter's warrants expire in July 1999.

        Stock Bonus Plan

        The Company has adopted an incentive stock bonus plan (Stock Bonus
        Plan) whereby the Board of Directors has the authority to award shares of the Company's common stock to certain officers, directors, employees, and consultants. The total number of shares of common stock authorized under the Stock Bonus Plan is 760,000, of which 137,250 shares have been awarded at October 31, 1996. Unearned compensation attributed to the value of the shares awarded has been recorded in a separate component of stockholders' equity and is being amortized to compensation expense over the vesting period of the awards. During the years ended October 31, 1996 and 1995, 14,950 and 33,750 previously issued shares were returned to the Company and canceled and the remaining unearned compensation was forfeited.

        Pro Plan

        The Company has adopted the Stock Purchase and Redemption and Nonqualified Stock Option Plan for Club Professionals and PGA Tour Players (the Pro Plan), whereby the Board of Directors has the authority to award shares of the Company's common stock or to grant options to purchase shares of common stock to certain PGA club professionals and PGA tour players. The total number of shares of common stock authorized under the Pro Plan is 1,010,000, of which 378,000 have been awarded at October 31, 1996. The Company granted 85,750 and 149,500 shares under this plan during the years ended October 31, 1996 and 1995, respectively. Of the 85,750 shares granted during fiscal 1996, 77,000 had not yet been issued at October 31, 1996. During the year ended October 31, 1996, 32,750 shares were returned to the Company and canceled and the remaining unearned compensation was forfeited. To date, no stock options have been granted under the Pro Plan.

             PGA Tour Player Agreements

             The Company has entered into agreements with several PGA Tour players to exclusively wear the Company's shirts and sweaters at all golf events in which the player participates. The tour players have also agreed to make themselves available to the Company one business day per calendar year for promotional purposes and to enter a minimum of 18 PGA tour sanctioned tournaments per calendar year. Upon execution of such an agreement, the tour player is issued a certain number of shares of common stock of the Company or options to purchase shares of common stock of the Company subject to the terms and conditions of the Company's Pro Plan. Stock options may not be issued at less than 50% of the fair market value at the date of award. Additional shares or options are issued to the tour player during the term of the agreement if the tour player wins or places in the top five in specified professional golf tournaments. The agreements have initial terms of one to three years. Unearned compensation attributed to the value of the shares awarded has been recorded in a separate component of stockholders' equity and is being amortized over the terms of the agreements.

             Advisory Council Agreements

             The Company has entered into agreements with several PGA club professionals to serve on the Company's advisory council and advise the Company on matters relating to its primary business. Each individual agreement has an initial term of three years and a subsequent renewal period of one year.
             Under the terms of the initial agreements, each club professional (advisor) was awarded 3,750 shares of common stock of the Company under the terms and conditions of the Pro Plan. Under the renewal agreements, each advisor is awarded 1,000 shares of common stock of the Company. The shares issued under the agreements are subject to redemption by the Company until the advisor has completed the term of his agreement. Unearned compensation attributed to the value of the shares awarded has been recorded in a separate component of stockholders' equity and is being amortized over the terms of the agreements.

        Stock Options

        During fiscal 1994, the Company established a Stock Option/Stock Appreciation Rights Plan (Option Plan) for key employees. The Option Plan provides for the grant of Incentive Stock Options
        (ISOs), Nonqualified Stock Options (NQSOs) and, in conjunction with ISOs or NQSOs, Tandem Stock Appreciation Rights (SARs). The Option Plan requires all options granted under the Option Plan to be made at not less than the fair market value of the date of grant and all options expire 10 years from the date of grant. The Option Plan provides that SARs may only be granted in conjunction with related stock options. The Company has reserved 750,000 shares of the Company's common stock for issuance under the Option Plan. As of October 31, 1996 options for 399,220 shares have been awarded under the Option Plan. The Company has issued options for an additional 50,000 shares subsequent to October 31, 1996. In fiscal 1995, the Company established the CEO plan, which provided for the grant of a nonqualified stock option to the Chief Executive Officer to acquire 250,000 common shares under terms and conditions similar to the Option Plan.


The following table summarizes activity under the stock option plans:

                                          Shares under        Option Price
                                             option             per share

   Option Plan:
      Outstanding, October 31, 1994          320,000        $ 2.66 - 3.00
      Granted                                 30,500          2.25 - 2.66
                                             --------

      Outstanding, October 31, 1995          350,500          2.25 - 3.00
      Granted                                 53,220          1.25 - 1.75
      Forfeited                               (4,500)         1.25
                                             --------
      Outstanding at October 31, 1996        399,220          1.25 - 3.00
                                             ========

      Exercisable at October 31, 1996        296,720
                                             ========

   CEO Plan:
      Outstanding, October 31, 1994            -               -
      Granted                                250,000          2.66
                                             ========

      Outstanding and exercisable,
           October 31, 1996                   62,500          2.66
                                             ========


(6)     Related Party Transactions

        In fiscal 1995, the Company provided $12,500 of prize money and shirts valued at $1,100 to a golf tournament sponsored by a PGA Club professional who is a member of the Board of Directors, a member of the advisory council, and a stockholder.

(7)     Commitments

        Leases

        The Company leases office space, equipment and warehouse facilities under noncancelable operating leases expiring through June 1998. Total rent expense was $43,227 and $42,794 for the years ended October 31, 1996 and 1995, respectively. The total minimum rental commitments at October 31, 1996 are as follows:

        Years ending October 31:
             1997                               $ 35,652
             1998                                 23,768
                                                --------
                                                $ 59,420
                                                ========

        Employment Agreements

        The Company has employment contracts with certain employees with remaining terms of one to three years at amounts approximating their current levels of compensation. The remaining aggregate commitment at October 31, 1996 under such contracts is approximately $170,000.

        Purchase Commitments

        The Company has signed noncancelable purchase contracts totaling approximately $554,000 as of October 31, 1996 for the manufacture of material for golf shirts.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In accordance with a recommendation of the officers and of the Audit Committee of Carlyle Golf, Inc. (the "Company"), the Company's Board of Directors on May 8, 1995 selected the firm of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending October 31, 1995, which selection was ratified by the Company's shareholder at the Annual Meeting of Shareholders held on June 12, 1995. The firm of HEIN + ASSOCIATES LLP served as the Company's independent auditors for the fiscal year ending October 31, 1994.

The Company believes there were no disagreements with HEIN + ASSOCIATES LLP within the meaning of Item 304 of Regulation S-B on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal year ended October 31, 1994, for the two months ended October 31, 1993 and for the period from September 29, 1992 (inception) to August 31, 1993 or for any subsequent interim period, which disagreements if not resolved to their satisfaction would have caused HEIN + ASSOCIATES LLP to issue an adverse opinion or a disclaimer of opinion, and neither report contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended October 31, 1994, for the two months ended October 31, 1993 and for the period from September 29, 1992 (inception) to August 31, 1993 and through the present, there were no reportable events (as defined in Item 304 of Regulation S-B) with HEIN + ASSOCIATES LLP.
The Company did not consult with KPMG Peat Marwick LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements during the fiscal year ended October 31, 1994, for the two months ended October 31, 1993 and for the period from September 29, 1992 (inception) to August 31, 1993 and through the date of their appointment.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS OF REGISTRANT. Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director of the Company is set forth under the caption OFFICERS AND DIRECTORS appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF REGISTRANT. The names and ages of all executive officers of the Registrant are set forth under the caption OFFICERS AND DIRECTORS appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, during the fiscal year ended October 31, 1996, all directors, officers or more than ten percent shareholders timely filed their Form 3's and Form 4's.

ITEM 10.  EXECUTIVE COMPENSATION

Information concerning remuneration received by the Company's directors and executive officers and stock options is set forth under the caption EXECUTIVE COMPENSATION in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and officers as of December 31, 1996 and the amount of such shares with respect to which certain of the officers have the right to acquire beneficial ownership, is set for under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management and others and certain business relationships is set forth under the caption CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS appearing in the Company's
Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     EXHIBIT NO.    DESCRIPTION

     3.1 Restated Articles of Incorporation with Amendments as filed with the Colorado Secretary of State on April 13, 1994 filed as Exhibit 3.1 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     3.2 Bylaws of the Company as adopted by its Board of Directors on September 29, 1992 filed as Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     4.1 Specimen Certificate for $.001 par value Convertible Preferred Stock of the Company filed as Exhibit 4.1 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     4.2 Specimen Certificate for $.001 par value Common Stock of the Company filed as Exhibit 4.2 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     4.3 Specimen Certificate for Warrant to Purchase Common Stock of the Company filed as Exhibit 4.3 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.1 Investment Agreement dated January 1993 between the Company, David J. Bullock, Timothy B. Kneen and Kenneth R. LaBounty, as amended, filed as Exhibit
                    10.1 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.2 Amended and Restated Stock Purchase and Redemption and Nonqualified Stock Option Plan for Club Professionals and PGA Tour Players filed as Exhibit 10.1 to the Registrant's Form 10-QSB dated April 30, 1996 and incorporated herein by reference.

     10.3 1993 Stock Bonus Plan for Officers, Directors, Employees and Consultants filed as Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.4 1994 Stock Option and Appreciation Rights Plan filed as Exhibit 10.4 to the Registrant's Form SB-2
                    Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.5 Executive Employment Agreement with Warren F. Mack dated May-1, 1993 filed as Exhibit 10.5 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.6 Executive Employment Agreement with David J. Bullock dated February 25, 1994 filed as Exhibit 10.6 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.7           Form of Advisory Council Agreement filed as Exhibit
                    10.7 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.8           Form of PGA Tour Players Agreement filed as Exhibit
                    10.8 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.9 Note, Loan and Security Agreement dated August 24, 1993 between the Company and Merrill Lynch Business Financial Services, Inc. filed as Exhibit 10.9 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.10 Pledge and Collateral Assignment of Securities Account dated August 24, 1993 between Kenneth R. LaBounty and Merrill Lynch Business Financial Services, Inc. filed as Exhibit 10.10 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.11 Unconditional Guarantee dated August 24, 1993 between Kenneth R. LaBounty, Kenneth R. LaBounty Revocable Trust and Merrill Lynch Business Financial Services, Inc. filed as Exhibit 10.11 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.12 Letter dated March 16, 1994 regarding WCMA Line of Credit increase from Merrill Lynch Business Financial Services, Inc. accepted by Carlyle Golf, Inc. and accepted by Kenneth R. LaBounty and approved by Kenneth R. LaBounty and Kenneth R. LaBounty Revocable Trust filed as Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.13 Real Estate lease dated April 23, 1993 on 10550 East 54th Avenue, Unit E, Denver, CO 80293, between the Company and the State of California Public Employees' Retirement System filed as Exhibit 10.13 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.14 Equipment lease dated June 29, 1993 between the Company and LFC, Inc. filed as Exhibit 10.14 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.15 Continuing Guarantee dated June 29, 1993 between the Company and LFC, Inc., David J. Bullock and Timothy B. Kneen as Guarantors filed as Exhibit 10.15 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.16 Continuing Guarantee dated June 30, 1993 between the Company and LFC, Inc., Kenneth R. LaBounty as
                    Guarantor filed as Exhibit 10.16 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.17 Equipment lease dated August 6, 1993 between the Company and LFC, Inc. filed as Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.18 Continuing Guarantee dated August 9, 1993 between the Company and LFC, Inc., David J. Bullock as Guarantor filed as Exhibit 10.18 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.19 Continuing Guarantee dated August 9, 1993 between the company and LFC, Inc., Timothy B. Kneen as Guarantor filed as Exhibit 10.19 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.20 Continuing Guarantee dated August 9, 1993 between the Company and LFC, Inc., Kenneth R. LaBounty as
                    Guarantor filed as Exhibit 10.20 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.21          Agreement between Janine R. Hiatt and Gregory L.
                    Hiatt, dated August 27, 1993 filed as Exhibit 10.21 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.22 Option Agreement between Professional Images, Inc. and the Company dated April 25, 1994 filed as Exhibit
                    10.22 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.23 Lock-Up Agreement among the officers and directors of the Company, 5% or more shareholders and Neidiger, Tucker, Bruner, Inc. filed as Exhibit 10.23 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.24 Consulting Agreement between the Company and Neidiger, Tucker, Bruner, Inc. filed as Exhibit 10.24 to the Registrant's Form SB-2 Registration Statement (No. 33-78448-D) and incorporated herein by reference.

     10.25 Employment Agreement with William A. Clymor dated November 8, 1994 filed as Exhibit 4.3d to the
                    Registrant's Form S-8 Registration Statement (No.33-88178) and incorporated herein by reference.

     10.26 Settlement Agreement and Release between Professional Images, Inc. and the Company dated effective January 12, 1995, filed as Exhibit 10.26 to the Registrant's Form 10-KSB dated October 31, 1994 and incorporated herein by reference.

     10.27 Credit and Security Agreement between the Company and Norwest Business Credit, Inc. dated July 7, 1995 filed as Exhibit 10.27 to the Registrant's Form 10-KSB dated October 31, 1995 and incorporated herein by reference.

     10.28 First Amendment dated December 22, 1995 to Credit and Security Agreement between the Company and Norwest Business Credit, Inc. dated July 7, 1995 filed as
                    Exhibit 10.28 to the Registrant's Form 10-KSB dated October 31, 1995 and incorporated herein by reference.

     10.29 Second Amendment dated January 16, 1996 to Credit and Security Agreement between the Company and Norwest Business Credit, Inc. dated July 7, 1995 filed as
                    Exhibit 10.29 to the Registrant's Form 10-KSB dated October 31, 1995 and incorporated herein by reference.

     10.30 Stock Purchase Agreement dated April 1, 1996 between the Company and its Directors and Executive Officers filed as Exhibit 10.1 to the Registrant's Form 10-QSB dated July 31, 1996 and incorporated herein by reference.

     10.31 Third Amendment dated May 13, 1996 to Credit and Security Agreement between the Company and Norwest Business Credit, Inc. dated July 7, 1995.

     10.32 Fourth Amendment dated December 9, 1996 to Credit and Security Agreement between the Company and Norwest Business Credit, Inc. dated July 7, 1995.

     10.33 Term Note dated December 9, 1996 between the Company and Norwest Business Credit, Inc.

     10.34 Amended and Restated Revolving Note dated December 9, 1996 between the Company and Norwest Business Credit, Inc.

     23             Consent of KPMG Peat Marwick.

     27             Financial Data Schedule.

     (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Commission during the quarter ended October 31, 1996.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CARLYLE GOLF, INC.


                    By:   /s/ William A. Clymor
                        -----------------------------------
                         William A. Clymor,
                         Principal Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William A. Clymor
----------------------------------      Date:January 20, 1997
William A. Clymor, Chairman of the
Board, Director and Chief Executive Officer


/s/ Jerome M. Hause
----------------------------------      Date:January 20, 1997
Jerome M. Hause, Director and
Chief Operating Officer


/s/ Wendy K. Williams
----------------------------------      Date:January 20, 1997
Wendy K. Williams, Vice President,
Finance, Principal Financial and
Accounting Officer


---------------------------------       Date:January -----, 1997
W. Clayton Cole, Director


/s/ Kenneth R. LaBounty
---------------------------------       Date:January 20, 1997
Kenneth R. LaBounty, Director


/s/ Walt Kellogg
---------------------------------       Date:January 20, 1997
Walter E. Kellogg, Director


/s/ Edward S. Adams
---------------------------------       Date:January 20, 1997
Edward S. Adams, Director


                               EXHIBIT INDEX

EXHIBIT                                     METHOD OF FILING
-------                                     ----------------
10.31     Third Amendment dated May 13,
          1996 to Credit and Security
          Agreement between the Company
          and Norwest Business Credit,
          Inc. dated July 7, 1995.          Filed herewith electronically

10.32     Fourth Amendment dated December
          9, 1996 to Credit and Security
          Agreement between the Company
          and Norwest Business Credit,
          Inc. dated July 7, 1995.          Filed herewith electronically

10.33     Term Note dated December 9,
          1996 between the Company and
          Norwest Business Credit, Inc.     Filed herewith electronically

10.34     Amended and Restated Revolving
          Note dated December 9, 1996
          between the Company and Norwest
          Business Credit, Inc.             Filed herewith electronically

23        Consent of KPMG Peat Marwick.     Filed herewith electronically

27        Financial Data Schedule.          Filed herewith electronically
