Form 10QSB
period 1997-01-31
CARLYLE GOLF INC
filed 1997-03-17
CIK 922867

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED JANUARY 31, 1997

                       Commission file number 0-24160

                             CARLYLE GOLF, INC.
      (Exact name of small business issuer as specified in its charter)

          Colorado                                     84-1218066
(State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                         Outstanding at March 7, 1997
     Common Stock, $.001 par value                     5,285,899

  Transitional Small Business Disclosure Format (check one): Yes[  ] No[X]



                                    INDEX

                                                                       PAGE
PART I  -  Financial Information

     ITEM 1  -  Financial Statements

          Balance Sheets                                                  3

          Statements of Operations                                        4

          Statements of Cash Flows                                        5

          Notes to Financial Statements                               6 - 7

     ITEM 2 -  Management's  Discussion and Analysis of
               Financial Conditions and Results of Operations        8 - 10

PART II - Other Information

     ITEMS 1 through 6                                                   11

     Signature Page


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CARLYLE GOLF, INC.
BALANCE SHEETS

JANUARY 31, 1997 AND OCTOBER 31, 1996
(UNAUDITED)
--------------------------------------------------------------------------

                                                 1997              1996
                                               ---------         --------

ASSETS

Current assets:
   Cash                                     $     35,966      $    12,326
   Trade accounts receivable, net of
      allowance of $350,000 in 1997
      and $100,000 in 1996                     1,610,500          585,522
   Inventories                                 3,328,522        1,782,916
   Prepaid and other assets                      212,190          150,319
                                             -----------      -----------
      Total current assets                     5,187,178        2,531,083

Property and equipment, at cost:
   Building                                      800,000                -
   Equipment and leasehold improvements        1,904,662          662,964
   Less accumulated depreciation                (226,458)        (195,334)
                                             -----------      -----------
                                               2,478,204          467,630

Goodwill and other assets                      2,020,596           46,223
                                             -----------      -----------
Total assets                                 $ 9,685,972      $ 3,044,936
                                             ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to bank                     $ 2,309,140      $   526,307
   Note payable to stockholder                 1,243,000                -
   Accounts payable                              997,238          474,599
   Accrued liabilities                           674,647           86,628
   Obligations under purchase agreement          109,274                -
   Capitalized lease obligations                  25,419                -
                                             -----------      -----------
      Total current liabilities                5,358,718        1,087,534

Obligations under purchase agreement,
   net of current portion                        385,951                -
Capitalized lease obligations, net
   of current portion                             83,680                -

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 2,500,001 shares,
      issued 1,320,432 shares                  1,320,432                -
   Common stock, $.001 par value,
      authorized 30,000,000 shares;
      issued 5,234,899 shares in 1997
      and 4,871,024 in 1996                        5,235            4,871
   Additional paid-in capital                  7,958,447        6,994,703
   Compensation payable in common
      stock (131,500 shares in 1997
      and 77,000 shares in 1996)                 221,690          117,304
   Unearned compensation                        (194,014)         (78,174)
   Accumulated deficit                        (5,454,167)      (5,081,302)
                                             -----------      -----------
      Total stockholders' equity               3,857,623        1,957,402
                                             -----------      -----------
Total liabilities and stockholders'
   equity                                    $ 9,685,972      $ 3,044,936
                                             ===========      ===========

CARLYLE GOLF, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31,
(UNAUDITED)
--------------------------------------------------------------------------

                                                 1997              1996
                                               ---------         --------

Net revenue                                  $   778,538      $   433,492

Cost of sales                                    636,929          383,962
                                             -----------      -----------

   Gross profit                                  141,609           49,530

Selling, general, and administrative
   expenses                                      487,913          401,691
                                             -----------      -----------

   Loss from operations                         (346,304)        (352,161)

Other income (expenses):
   Interest expense                              (26,561)         (20,347)
                                             -----------      -----------
                                                 (26,561)         (20,347)
                                             -----------      -----------

   Net loss                                  $  (372,865)     $  (372,508)
                                             ===========      ===========

Net loss per common share                    $     (0.07)     $     (0.09)
                                             ===========      ===========

Weighted average common shares
   outstanding                                 5,023,498        4,261,701
                                             ===========      ===========

See accompanying notes to financial statements.


CARLYLE GOLF, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

(UNAUDITED)
--------------------------------------------------------------------------


                                                 1997              1996
                                               ---------         --------
Cash flows from operating activities:
   Net loss                                  $  (372,865)     $  (372,508)
   Adjustments to reconcile net loss
      to net cash used by operating
      activities:
         Depreciation                             31,124           25,765
         Amortization of unearned
            compensation                          54,595           60,613
         Changes in operating assets
            and liabilities:
            (Increase) decrease in:
               Trade receivables                 (73,890)         121,940
               Inventories                      (302,972)        (242,915)
               Prepaid expenses                 (114,522)         (26,494)
            Increase (decrease) in:
               Accounts payable                  129,131          322,744
               Accrued liabilities               127,418         (110,950)
                                             -----------      -----------
         Net cash used in operating
            activities                          (521,981)        (221,805)
                                             -----------      -----------

Cash flows from investing activity -
   Net Cash received in acquisition                5,716                -
   Purchase of property and equipment            (14,801)         (12,867)
                                             -----------      -----------
      Net cash used in investing activities       (9,085)         (12,867)
                                             -----------      -----------

Cash flows from financing activities:
   Proceeds from note payable to bank, net       555,389          231,130
   Repayment of capitalized lease
      obligations                                   (683)          (2,802)
                                             -----------      -----------
      Net cash provided by financing
         activities                              554,706          228,328
                                             -----------      -----------
      Net increase (decrease) in cash             23,640           (6,344)
                                             -----------      -----------

Cash, beginning of period                         12,326           55,770
                                             -----------      -----------

Cash, end of period                          $    35,966      $    49,426
                                             ===========      ===========
Supplemental disclosure of cash
   flow information -
      Cash paid for interest           $          19,061      $    20,410
                                             ===========      ===========

See accompanying notes to these financial statements.


                             CARLYLE GOLF, INC.

                        NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 1997, and the results of its operations, and its cash flows for the period then ended.

     The operating results for the three month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended October 31, 1996.

2.   ACQUISITION OF PRO-LINE CAP COMPANY:

     On January 24, 1997, Carlyle Golf, Inc. acquired substantially all of the assets of Star Point Enterprises, Inc. d/b/a Pro-Line Cap Company of Fort Worth, Texas ("Pro-Line"), a producer of high quality sized and adjustable athletic and golf headwear. The total consideration for the Pro-Line acquisition was approximately $6.0 million. The Pro-Line acquisition was financed through a combination of issuance of common and preferred stock and the assumption of certain liabilities.

     The Pro-Line acquisition was accounted for as a purchase, and accordingly, the net purchase price was allocated to the various purchased assets in relation to their fair value at the date of purchase. The results of operation of Pro-Line will be included from February 1, 1997, since the results for the period from January 24, 1997 to January 31, 1997 are not significant.

     The following table presents the unaudited pro forma results of operations as if the Pro-Line acquisition had occurred on November 1, 1995. The summary pro forma results are based on assumptions and are not necessarily indicative of the results which would have occurred had the acquisition actually taken place on such date, or of the future results of operations of the Company.

                                            Three Months Ended January 31,
                                                 1997              1996
                                               ---------         --------

   Net revenue                               $ 2,172,671     $  1,811,561
   Net loss                                  $  (875,824)    $ (1,009,238)
   Net loss per share                        $      (.16)    $       (.22)


                             CARLYLE GOLF, INC.

                        NOTES TO FINANCIAL STATEMENTS


3.   CAPITALIZED LEASE OBLIGATION:

     In December 1996, the Company entered into a capitalized lease obligation for $98,972 to purchase embroidery equipment. The lease is secured by the equipment purchased and is due in monthly installments of principal and interest over a term of sixty months. The interest rate on the note is 12.7%.


                             CARLYLE GOLF, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the quarter ended January 31, 1997, were $778,538, an increase of $345,046, or 80%, from net sales of $433,492 for the same quarter in 1996. The increase in sales for the quarter can be attributed to an increase in demand for the Company's products. As of January 31, 1997, orders for the Spring 1997 booking season are 48% higher than for the same booking season a year ago.

Cost of goods sold as a percentage of net sales was 82% and 89% for the quarters ended January 31, 1997 and January 31, 1996, respectively. The Company's increase in gross margin from the prior year is primarily due to higher sales volume during the quarter. Management believes that the Company will report improved gross margins in its existing operations during the remainder of 1997 since it expects that a higher proportion of shipments will be from the Company's current lines as compared to fiscal 1996 where the Company had a concerted effort to liquidate prior season inventory at lower margins.

Selling, general and administrative expenses decreased as a percentage of net sales to 63% for the quarter ended January 31, 1997 from 93% for the same quarter in 1996. The decreases reflect a combination of higher sales volumes without increases in staffing and the continuation of cost containment measures put in place during fiscal 1996.

The Company currently sells to domestic and foreign customers. The Company obtains a letter of credit, when deemed necessary, on foreign sales. The Company requires remittance in United States currency on all foreign sales. Therefore, the Company is not exposed to risk associated with currency fluctuations on foreign sales.

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




                             CARLYLE GOLF, INC.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company plans to continue to improve gross margins in its existing operations by controlling the quantity of inventory purchases to correspond more closely to its sales orders. The Company has concentrated on carrying the appropriate levels of inventory to allow for growth but also dispose of older styles of inventory in a systematic method. The Company expects that, with funds provided through increased sales, improved gross margins, and continued efforts to control expenses, it will be able to find its growth through 1997. There can be no assurance, however, that the Company will achieve the level of sales, gross profit margins or expense reductions to achieve profitable operations during fiscal 1997.

Should the Company require additional capital in the future to fund its operations and to sustain growth, the Company plans to sell additional equity securities to raise the needed capital. However, there can be an assurance that sufficient capital would be available from the private or public markets on terms acceptable to the Company or at all.

The Company has experienced substantial growth since 1993, with its net sales growing from $200,000 in fiscal 1993 to over $4,000,000 in fiscal 1996. The growth in sales has increased the Company's working capital requirements, principally to fund the losses incurred and for increases in accounts receivable and finished goods inventory. The Company financed its operations during until August of 1994 with a combination of bank borrowings and the sale of private equity. From August 1994 until June 1996, the Company funded its growth through the proceeds of its initial public offering and a bank revolving line of credit. In June 1996, the Company sold an additional 633,873 shares of Common Stock to the directors and management of the Company which raised net proceeds of $1,003,009.
The Company used those proceeds, plus advances under the bank line, to fund its operations for the remainder of fiscal 1996. The Company expects to use borrowings under the bank line of credit to fund its operations during fiscal 1997.

Additionally, in connection with the acquisition of Pro-Line, Star Point Enterprises loaned the Company the sum of $1,243,000, and the Company agreed to use its best efforts to obtain additional capital financing, for, among other purposes, the repayment of this loan.

As of January 31, 1997, the Company had $35,966 in cash on hand and negative working capital of $171,540.

Operating activities produced negative cash flows of $521,981 for the quarter ended January 31, 1997. The primary uses of cash were to fund the Company's year to date net loss and to finance current inventory purchases.

The Company's investing activities for the quarter ended January 31, 1997 were comprised of property and equipment purchases totaling $14,801 and $5,716 cash received in the acquisition of Pro-Line Cap Company. The property and equipment purchases consisted primarily of miscellaneous office equipment.

Financing activities produced positive cash flows of $554,706 for the quarter ended January 31, 1997 representing the proceeds from the note payable to bank, net of repayments.



                             CARLYLE GOLF, INC.

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


Item 1      Legal Proceedings
            Not applicable

Item 2      Changes in Securities

            On January 24, 1997, the Company issued 322,375 shares of its Common Stock and 1,320,432 shares of its Preferred Stock in a private transaction with a limited number of sophisticated purchasers which was exempt from registration under Section 4(2) of the Securities Act of 1993, as amended. The transaction was described in Item 2 Acquisition or Disposition of Assets of the Company's Form 8-K dated January 24, 1997 filed with the Commission on February 10, 1997, which is incorporated herein by reference.

Item 3      Defaults Upon Senior Securities
            Not applicable

Item 4      Submission of Matters to a Vote of Security Holders
            Not applicable

Item 5      Other Information
            Not applicable

Item 6      Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    27   Financial Data Schedule

            (b)     Reports on Form 8-K

                    A Report on From 8-K dated January 24, 1997 under Item 2 reported the acquisition of substantially all of the assets of Star Point Enterprises, Inc. d/b/a Pro-Line Cap Company for approximately $6.0 million.


                             CARLYLE GOLF, INC.


                                 SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CARLYLE GOLF, INC.
                                             (Registrant)


Date: March 17, 1997                         By: Jerome M. Hause
                                                 -------------------------
                                                 Jerome M. Hause,
                                                 Director and Chief
                                                 Operating Officer


Date: March 17, 1997                         By: Wendy K. Williams
                                                 -------------------------
                                                 Wendy K. Williams
                                                 Chief Financial Officer


                                EXHIBIT INDEX
                                -------------


EXHIBIT                                      METHOD OF FILING
-------                                      ----------------

27        Financial Data Schedule            Filed herewith electronically
