Form 10QSB
period 1997-04-30
CARLYLE GOLF INC
filed 1997-06-19
CIK 922867

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED APRIL 30, 1997

                       Commission file number 0-24160

                             CARLYLE GOLF, INC.
                        (Exact name of small business
                     issuer as specified in its charter)

           Colorado                                       84-1218066
        (State or other                                  (IRS Employer
jurisdiction of incorporation)                        Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                              Outstanding at June 6, 1997
Common Stock, $.001 par value                           5,286,149

 Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]


                                    INDEX

                                                                    PAGE
PART I  -  Financial Information

  ITEM 1  -  Financial Statements

    Balance Sheets                                                    3

    Statements of Operations                                          4

    Statements of Cash Flows                                          5

    Notes to Financial Statements                                   6 - 7

  ITEM 2 -  Management's  Discussion and Analysis of
            Financial Conditions and Results of Operations         8 - 13


PART II - Other Information

  ITEMS 1 through 6                                                14 - 15

  Signature Page



PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
CARLYLE GOLF, INC.
BALANCE SHEETS

April 30, 1997 and October 31, 1996
(UNAUDITED)
-------------------------------------------------------------------------
                                                1997           1996
                                             ----------     ----------
Assets
------

Current assets:
  Cash                                    $    22,995     $   12,326
  Trade accounts receivable, net of
    allowance of $114,460 in 1997
    and $50,000 in 1996                     2,000,307        585,522
  Inventories                               3,392,021      1,782,916
  Prepaid expenses and other current
    assets                                    265,902        150,319
                                          ------------   ------------
    Total current assets                    5,681,225      2,531,083

Property and equipment, at cost:
  Building                                    800,000              -
  Equipment and leasehold improvements      1,957,126        662,964
  Less accumulated depreciation              (327,682)      (195,334)
                                          ------------   ------------
                                            2,429,444        467,630

Goodwill and other assets,
  net of amortization                       1,906,782         46,223
                                          ------------   ------------

Total assets                              $10,017,451    $ 3,044,936
                                          ============   ============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable to bank                   $ 2,292,552    $   526,307
  Term note payable to bank                   458,333              -
  Notes payable to stockholders             1,319,714              -
  Accounts payable                          1,763,603        474,599
  Accrued liabilities                         558,552         86,628
  Obligation under purchase agreement          82,448              -
  Capitalized lease obligations                19,698              -
                                          ------------   ------------
  Total current liabilities                 6,494,900      1,087,534

Note payable to stockholder,
  net of current portion                      146,707              -
Obligation under purchase agreement,
  net of current portion                      170,237              -
Capitalized lease obligations,
  net of current portion                       78,305              -

Stockholders' equity:
  Preferred stock, $.001 par value,
    authorized 2,500,001 shares,
    1,320,432 issued                        1,320,432              -
  Common stock, $.001 par value,
    authorized 30,000,000 shares;
    issued 5,286,199 shares in 1997
    and 4,871,024 in 1996                       5,286          4,871
  Additional paid-in capital                7,908,688      6,994,703
  Compensation payable in common stock
    (99,500 shares in 1997 and
      77,000 shares) in 1996                  165,550        117,304
  Unamortized compensation                   (166,480)       (78,174)
  Accumulated deficit                      (6,106,174)    (5,081,302)
                                          ------------   ------------
  Total stockholders' equity                3,127,302      1,957,402
                                          ------------   ------------

Total liabilities and
  stockholders' equity                    $10,017,451    $ 3,044,936
                                          ============   ============

See accompanying notes to financial statements.



CARLYLE GOLF, INC.

Statements of Operations

(UNAUDITED)            Quarter Ended April 30,  Six Months Ended April 30,
-------------------------------------------------------------------------

                          1997         1996         1997          1996
                       ----------   ----------   ----------    ----------

Net revenue           $3,126,145   $1,392,530  $ 3,904,682    $1,826,022

Cost of sales          2,332,845    1,085,488    2,969,774     1,469,450
                      -----------  ----------- ------------   -----------

  Gross profit           793,300      307,042      934,908       356,572

Selling, general,
  and administrative
  expenses             1,282,582      454,599    1,770,494       856,136
                      -----------  ----------- ------------   -----------

  Loss from operations  (489,282)    (147,557)    (835,586)     (499,564)

Other expenses:
  Interest               129,340       35,514      155,901        56,015
  Amortization            33,385            0       33,385             0
                      -----------  ----------- ------------   -----------
                         162,725       35,514      189,286        56,015
                      -----------  ----------- ------------   -----------

  Net loss            $ (652,007)  $ (183,071) $(1,024,872)   $ (555,579)
                      ===========  =========== ============   ===========

Net loss per
  common share        $    (0.12)  $    (0.04) $     (0.20)   $    (0.13)
                      ===========  =========== ============   ===========

Weighted average
  common shares
  outstanding          5,372,964    4,303,278    5,196,353     4,291,472
                      ===========  ===========  ===========   ===========

See accompanying notes to financial statements.





CARLYLE GOLF, INC.

Statements of Cash Flows

Six Months Ended April 30, 1997 and 1996

(UNAUDITED)            Quarter Ended April 30,  Six Months Ended April 30,
-------------------------------------------------------------------------

                          1997         1996         1997         1996
                       ----------   ----------   ----------   ----------

Cash flows from operating
activities:
  Net loss            $ (652,007)   $(183,071) $(1,024,872)  $ (555,579)
  Adjustments to
    reconcile net
    loss to net cash
    used in operating
    activities:
      Depreciation       101,224       26,069      132,348       51,834
      Amortization of
        goodwill          31,293            -       31,293            -
      Amortization of
        unearned
        compensation      55,260       36,019      109,855       77,404
      Compensation
        payable in
        common stock    (133,574)     (52,495)    (198,161)     (33,267)
      Issuance of
        stock for
        services               -       69,496       64,587       69,496
      Changes in
        operating
        assets and
        liabilities:
          (Increase)
           decrease in:
          Trade
          receivables   (389,807)    (495,679)    (463,697)    (373,739)
          Inventories    (63,499)     328,383     (366,471)      85,468
          Prepaid
            expenses
            and other
            current
            assets        28,803       33,945      (85,719)       7,451
        Increase
          (decrease) in:
          Accounts
            payable      766,365      (71,454)     895,496      251,290
          Accrued
            liabilities (116,095)     (21,032)      11,323     (131,982)
                      -----------  -----------  -----------  -----------
      Net cash used in
        operating
        activities      (372,037)    (329,819)    (894,018)    (551,624)
                      -----------  -----------  -----------  -----------

Cash flows from
  investing activities:
  Net cash received in
    acquisition                -            -        5,716            -
  Purchase of property
    and equipment        (52,464)      (4,990)     (67,265)     (17,857)
      Net cash used
        in investing
        activities       (52,464)      (4,990)     (61,549)     (17,857)

Cash flows from
  financing activities:
  Proceeds from note
    payable to bank,
     net                 441,745      324,375      997,134      555,505
  Repayment of notes
    payable,
    stockholders         (19,119)           -      (19,119)           -
  Repayment of
    capitalized
    lease obligations    (11,096)      (3,707)     (11,779)      (6,509)
                      -----------  -----------  -----------  -----------
      Net cash provided
        by financing
        activities       411,530      320,668      966,236      548,996
                      -----------  -----------  -----------  -----------

      Net increase
        (decrease)
        in cash          (12,971)     (14,141)      10,669      (20,485)
                      -----------  -----------  -----------  -----------

Cash, beginning
  of period               35,966       49,426       12,326       55,770
                      -----------  -----------  -----------  -----------

Cash, end of period   $   22,995   $   35,285   $   22,995   $   35,285
                      ===========  ===========  ===========  ===========

Supplemental disclosure
  of cash flow information -
  Cash paid for
    interest          $   74,887   $   31,678   $   93,948   $   52,088
                      ===========  ===========  ===========  ===========

See accompanying notes to these financial statements.



                             CARLYLE GOLF, INC.

                        NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 1997, and the results of its operations, and its cash flows for the period then ended.

     The operating results for the six month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended October 31, 1996.

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

     The Pro-Line acquisition was accounted for as a purchase, and accordingly, the net purchase price was allocated to the various purchased assets in relation to their fair value at the date of purchase. The results of operations of Pro-Line have been included in the Company's results of operations from February 1, 1997, since the results for the period from January 24, 1997 to January 31, 1997 are not significant.



                             CARLYLE GOLF, INC.

                        NOTES TO FINANCIAL STATEMENTS

2.   ACQUISITION OF PRO-LINE CAP COMPANY (continued):

     The following table presents the unaudited pro forma results of operations as if the Pro-Line acquisition had occurred on November 1, 1995. The summary pro forma results are based on assumptions and are not necessarily indicative of the results which would have occurred had the acquisition actually taken place on such date, or of the future results of operations of the Company.

                             Three Months            Six Months
                            Ended April 30,        Ended April 30,
                                 1996             1997          1996
                              ----------       ----------    ----------

     Net revenue              $2,766,195       $5,298,815    $4,577,756
     Net loss                 $(632,757)      $(1,531,781)  $(1,606,781)
     Net loss per share         $(.14)           $(.29)        $(.35)

3.   TERM NOTE PAYABLE TO BANK

     The Company has classified the term note payable to bank as current because the Company was not in compliance with one of the financial covenants as of April 30, 1997. The Company is currently negotiating with the bank to reset the covenants.

4.   CAPITALIZED LEASE OBLIGATION:

     In December 1996, the Company entered into a capital lease for $98,972 to acquire embroidery equipment. The lease is secured by the equipment and is due in monthly installments of principal and interest over a term of sixty months. The interest rate on the lease is 12.7%.



                             CARLYLE GOLF, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company
-----------

Carlyle Golf, Inc. (the "Company"), has since 1992 been engaged in the design, contract for manufacture and marketing of men's golf apparel. Since February of 1997, the Company has also been engaged in the manufacture, marketing and sale of higher quality athletic headwear. The Company markets Carlyle apparel to golf pro shops located on golf courses in the United States and throughout the world and sells Pro-Line caps to a variety of sporting goods companies, athletic organizations, colleges and other customers across the country. Historically, the Company focused on developing its golf clothing products, marketing strategy, and distribution network as the foundation for growth. In particular, the Company obtained endorsements of its golf clothing by PGA Touring Professionals, formed an Advisory Council comprised of 25 golf professionals employed by golf clubs, country clubs and resorts across the country and organized a network of experienced independent sales representatives. Since the Pro-Line acquisition, the Company's emphasis has been on capitalizing on the natural synergies between its golf clothing line and the athletic headwear produced by Pro-Line.

Products
--------

Golf Clothing. The Company's golf apparel products are currently limited to men's clothing, including shirts, sweaters, sweater vests, windshirts, shorts and outer wear garments. The Company is exploring the possibility of expanding into the women's golf apparel market, through acquisition, internal product development or otherwise, but has not yet done so.

The Company designs a broad range of golf clothing with the use of different knits, colors and fabrics to assure that the line appeals to a wide age range of golfers. The line is developed starting with four or five color stories so that individuals can find variety within a color that best suits them. Accessory garments such as sweaters and sweater vests are designed to complement the shirts within a color story. A variety of knit fabrications are used such as interlock, pique, jacquard, crepe, jersey, and pima to give each golfer the maximum choice in his buying decision. The Company currently has approximately 60 products in each line. The Company's spring and fall lines are introduced at major golf trade shows in January and September of each year.

The prices for the Company's golf clothing ($55-$70 suggested retail) are between the middle and high end of the market for men's golf apparel. Management believes that focusing on a high quality product in the middle to upper end market is the best strategy for long term profitability.



                             CARLYLE GOLF, INC.

Products (continued)
--------------------

Athletic Headwear. The Company acquired substantially all of the assets of Pro-Line Cap Company on January 24, 1997. Pro-Line is a producer of high-quality sized and adjustable athletic and golf headwear. The business combination has been accounted for as a purchase and the results of the operations of Pro-Line are included in the Company's financial statements beginning February 1, 1997. The headwear manufacturing and related operations are currently operating in four different locations around the Ft. Worth area but management is in the process of consolidating into two locations.

The bulk of the Company's headwear products are baseball style caps embroidered with the logo of various sports teams, colleges and universities and other widely known emblems or logos. While the Company's golf-related headwear business is a relatively small portion of Pro-Line's existing business, the Company has just established a golf headwear division and is aggressively marketing Pro-Line products to pro shops and other golf-related customers.

The Company offers five different cap profiles, ranging from the traditional, high crown, structured baseball cap, to the unstructured, low profile hat popular for casual wear today. Available fabrics include 100% wool, wool blends, cotton polyester twill or knit, as well as "soft touch" cotton and washed denim. Besides applying the logos of well-known, professional sports teams, colleges and universities, the Company does customized embroidery work for businesses, schools, special events and amateur athletics at all levels.

Sales and Marketing
-------------------

In addition to its immediate plan to establish Pro-Line headwear as a leader in the golf headwear market, the Company plans to enhance its marketing efforts and increase sales by (i) promoting the Carlyle and Pro-Line names through advertising, (ii) fostering brand recognition by the use of PGA Tour players wearing the Company's golf clothing at golf tournaments (most of which are televised), (iii) continuing to use an Advisory Council of PGA Club Professionals to advise the Company on a variety of issues, (iv) increasing its customer base by emphasizing on-time delivery and quality manufacturing and embroidery, (v) expanding its product line, (vi) increasing its average sale per customer, (vii) further developing the corporate market, (viii) augmenting its relationship with college golf teams to include bookstores and college golf tournaments,
(ix) enlarging its network of international distributors, and (x) selectively acquiring other golf related businesses that complement its existing products.



                             CARLYLE GOLF, INC.

Sales and Marketing (continued)
-------------------------------

In the United States, the Company has 33 independent sales representatives selling Carlyle golf clothing, and 73 sales representatives, including 31 golf-related sales representatives, selling its athletic headwear. These sales representatives are supported by in-house support staff, including sales management, customer service and marketing. The Company also has distributors in the United Kingdom, Canada, Japan, Guam, and Singapore.

The Company's golf clothing is represented on the Senior PGA Tour, the PGA Tour, the Nike Tour, the European Tour, the Asian Tour, and the Japanese Tour. Advisory Council members support the Company's apparel lines by promoting the brand within their PGA section, wearing the product, and giving advice and counsel on the design of each line.

The Company plans to continue to market its athletic headwear products to the non-golf markets traditionally served by Pro-Line, but the Company's primary focus will be on expanding its golf-related athletic headwear business by utilizing Carlyle's golf industry marketing resources, including its network of independent sales representatives, to sell Pro-Line athletic headwear. The Company also believes that there may be some opportunities to sell its clothing through Pro-Line's non-golf distribution channels, such as sales to universities and businesses, but does not expect those sales to be material to its golf clothing sales overall.

Facilities
----------

The Company's business offices and distribution facility in Denver consist of approximately 13,000 square feet used for offices, warehousing, distribution and embroidery operations. The Company also owns a 28,000 square-foot office building which serves as the administrative building for Pro-Line Cap Company. The building is a two-story building located at 8224 White Settlement Road, Ft. Worth, Texas. In addition, the Company also leases a 46,000 square-foot warehouse building at 712 Jennings in Ft.Worth, Texas, which it uses for manufacturing and distribution.



                             CARLYLE GOLF, INC.

Results of Operations
---------------------

Net sales for the quarter ended April 30, 1997, were $3,126,145, an increase of $1,733,615, or 124%, from net sales of $1,392,530 for the same quarter in 1996. Net sales for the six months ended April 30, 1997, were $3,904,682, an increase of $2,078,660, or 114%, from net sales of $1,826,022 for the same period in 1996. The increase in net sales is largely attributable to the acquisition of substantially all the assets of Star Point Enterprises, Inc. dba Pro-Line Cap Company and the inclusion of Pro-Line's results of operations since February 1, 1997. Additionally, the Company's sales of golf clothing increased 12% for the quarter ended April 30, 1997 and 28% for the six month period ended April 30, 1997 due to increased demand for its apparel products and an expansion of its product lines.

Cost of goods sold as a percentage of net sales was 75% and 78% for the quarters ended April 30, 1997 and April 30, 1996, respectively. The Company's increase in gross margin from the prior year is primarily due to a smaller proportion of sales of older inventory being sold at lower prices. Management believes that the Company will improve its gross margin during the remainder of 1997 as a result of increased shipments of the Company's current lines and anticipated economies of scale due to the Pro-Line acquisition.

Selling, general and administrative expenses increased as a percentage of net sales to 41% for the quarter ended April 30, 1997 from 33% for the same quarter in 1996. Selling, general and administrative expenses for the six months ended April 30, 1997 were 46% of net sales as compared to 47% for the same period in 1996. The increase in the quarter is due to additional advertising incurred to capitalize on the acquisition of Pro-Line, as well as increases in catalog costs and advisory council compensation. The economies of scale which the Company expects to result from the acquisition have not yet been realized.

Loss per share was $(.12) for the quarter ended April 30, 1997 and $(.04) for the quarter ended April 30, 1996. Loss per share was $(.20) for the six months ended April 30, 1997, as compared to $(.13) for the same period in 1996. The loss per share for the quarter end periods are based on 5,372,964 and 4,303,278 weighted average shares outstanding for 1997 and 1996, respectively. The loss per share for the six month periods are based on 5,196,353 and 4,291,472 weighted average shares outstanding for 1997 and 1996, respectively.

The Company currently sells to domestic and foreign customers. The Company obtains a letter of credit, when deemed necessary, on foreign sales. The Company requires remittance in United States currency on all foreign sales. Therefore, there is no risk associated with currency fluctuation on foreign sales.



                             CARLYLE GOLF, INC.

Liquidity and Capital Resources
-------------------------------

Since the creation of the Company in 1992, it has focused on developing its products, marketing strategy and distribution network as the foundation for growth, and as a result has incurred losses since its inception. With the Company's entry into the athletic headwear business in February of 1997, the Company is trying to capitalize on the complementary nature of its two product lines to increase sales of both. The ability of the Company to achieve profitable operations remains dependent, however, upon its ability to increase sales and improve gross profit margins of its golf clothing and athletic headwear lines.

The Company plans to continue to improve gross margins in its existing operations by controlling the quantity of inventory purchases to correspond more closely to its sales orders. The Company has concentrated on carrying the appropriate levels of inventory to allow for growth but also dispose of older styles of inventory in a systematic method.

The Company plans to achieve economies of scale from the acquisition of Pro-Line Cap Company through cross penetration into each other's markets, cost savings through increased quantity discounts on purchases and consolidation of advertising and marketing efforts. The Company expects that, with funds provided through increased sales, improved gross margins, and continued efforts to control expenses, it will be able to fund its growth through 1997. There can be no assurance, however, that the Company will achieve the level of sales, gross profit margins or expense reductions to achieve profitable operations during fiscal 1997.

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

Because the Company expects to need additional capital in the future to fund its operations and to sustain growth, it currently anticipates a public or private offering of equity securities to raise the needed capital. There can be no assurance, however, that sufficient capital would be available from the private or public markets on terms acceptable to the Company or at all.



                             CARLYLE GOLF, INC.

Liquidity and Capital Resources (continued)
-------------------------------------------

Additionally, in connection with the acquisition of Pro-Line, Star Point Enterprises loaned the Company the sum of $1,243,000, and the Company agreed to use its best efforts to obtain additional financing, for, among other purposes, the repayment of this loan. The due date of the note is January 24, 1998.

As of April 30, 1997, the Company had $22,995 in cash and cash equivalents on hand. As of April 30, 1997, the Company had a working capital deficit of $813,675 principally as a result of the classification of the Star Point Enterprises loan as current and the classification of the term note payable to a bank as current.

Operating activities produced negative cash flows of $372,037 for the quarter ended April 30, 1997, and $894,018 for the six months ended April 30, 1997. The primary uses of cash were to fund the Company's year to date net loss and to finance current inventory purchases.

The Company's investing activities were comprised of property and equipment purchases totaling $52,464 for the quarter ended April 30, 1997, and $67,265 for the six month period ended April 30, 1997. The purchases include miscellaneous office and warehouse equipment.

Financing activities produced positive cash flows of $411,530 for the quarter ended April 30, 1997, and $966,236 for the six months ended April 30, 1997, primarily representing advances under the Company's line of credit.

Forward Looking Statements
--------------------------

To the extent that this report includes predictions of the Company's future performance or discloses the expectations of management of the Company as to such performance, such statements are forward looking statements the accuracy of which cannot be guaranteed by the Company or its management. For example, a downturn in general economic conditions, adverse developments in the "green grass" golf apparel industry, unanticipated problems with or delays by the Company's cutting and sewing contractors or fabric suppliers, labor disputes, production delays, quality control problems, or the failure of presently anticipated funding sources to materialize or continue, among other possibilities, could cause these forward looking statements to prove to be incorrect.



                             CARLYLE GOLF, INC.

Part II - Other Information

Item 1    Legal Proceedings
          Not applicable

Item 2    Changes in Securities
          Not applicable

Item 3    Defaults Upon Senior Securities
          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of shareholders was held on April 4, 1997. At the meeting, William A. Clymor, W. Clayton Cole, Kenneth R. LaBounty, Edward S. Adams, Walter E. Kellogg, Laurence H. Anton and Jerome M. Hause were elected as directors. Also approved at the meeting was the ratification of the appointment of KPMG Peat Marwick LLP as the independent public accountants for the Company for the year ending October 31, 1997, and an amendment to the Company's Stock Option and Stock Appreciation Rights Plan for incentive stock options, nonqualified stock options and tandem stock appreciation rights (the "Stock Option Plan") to conform to recent changes in Rule 16b-3, 17 C.F.R. 240.16b-3 (Rule 16b-3), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to permit greater flexibility in the administration of the Stock Option Plan.

          The number of votes (including 528,174 shares of common stock voted on an as converted basis from 1,320,432 preferred shares) cast for or withheld for each director nominee was as follows:

          Nominee                               For        Withheld

          William A. Clymor                  4,734,538       2,249
          W. Clayton Cole                    4,734,538       2,249
          Kenneth R. LaBounty                4,734,538       2,249
          Jerome M. Hause                    4,734,538       2,249
          Edward S. Adams, Jr.               4,734,538       2,249
          Walter E. Kellogg III              4,734,538       2,249
          Laurence H. Anton                  4,734,538       2,249



                             CARLYLE GOLF, INC.

Part II  -  Other Information (continued)

     The number of votes (including 528,174 shares of common stock voted on an as converted basis from 1,320,432 preferred shares) cast for and against, and abstentions from, ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending October 31, 1997 was as follows:

         For               Against             Abstain
      --------            --------            --------

      4,713,410            17,799               5,578

     The number of votes (including 528,174 shares of common stock voted on an as converted basis from 1,320,432 preferred shares) cast for and against, and abstentions from, approval of the amendment to the Stock Option Plan was as follows:

                                                                Not
         For               Against             Abstain         Voted
      --------            --------            --------       --------

      4,302,152            319,185             12,700         102,750

     Because the election of directors, retention of auditors and amendment to the Stock Option Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers in favor of the nominees for the Board of Directors, the retention of the auditors and the amendment to the Plan.

Item 5    Other Information
          Not applicable

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None



                             Carlyle Golf, Inc.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARLYLE GOLF, INC.
                                   (Registrant)


Date: June 18, 1997                By: /s/William A. Clymor
                                       William A. Clymor,
                                       Chairman of the Board and Chief
                                       Executive Officer


Date: June 18, 1997                By: /s/Wendy K. Williams
                                       Wendy K. Williams
                                       Chief Financial Officer