Form 10QSB
period 1997-07-31
CARLYLE GOLF INC
filed 1997-09-15
CIK 922867

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                       FOR THE PERIOD ENDED JULY 31, 1997

                         Commission file number 0-24160

                               CARLYLE GOLF, INC.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                    84-1218066
(State or other jurisdiction of            (IRS Employer Identification No.)
        incorporation)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                       Outstanding at September 5, 1997
Common Stock, $.001 par value                      5,316,882

Transitional Small Business Disclosure Format (check one): Yes[  ] No[X]




                                      INDEX

                                             PAGE
PART I  -  Financial Information

   ITEM 1  -  Financial Statements

      Balance Sheets                          3

      Statements of Operations                4

      Statements of Cash Flows                5

      Notes to Financial Statements         6 - 7

   ITEM 2 - Management's Discussion and
            Analysis of Financial Conditions
            and Results of Operations       8 - 13


PART II - Other Information

   ITEMS 1 through 6                          14

   Signature Page




PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CARLYLE GOLF, INC.
BALANCE SHEETS

JULY 31, 1997 AND OCTOBER 31, 1996
(UNAUDITED)
-------------------------------------------------------------------------
                                                1997              1996
                                           -------------     -------------
Assets

Current assets:
   Cash                                      $  173,148             $2,326
   Trade accounts receivable, net of
      allowance of $114,460 in 1997
      and $50,000 in 1996                     1,677,208            585,522
   Inventories                                3,034,263          1,782,916
   Prepaid expenses and other current
      assets                                    307,986            150,319
                                             ----------         ----------
      Total current assets                    5,192,605          2,531,083

Property and equipment, at cost:
   Building                                     800,000                  -
   Equipment and leasehold improvements       2,364,824            662,964
   Less accumulated depreciation              (432,966)          (195,334)
                                             ----------         ----------
                                              2,731,858            467,630

Goodwill and other assets, net of
   amortization                               1,875,729             46,223
                                             ----------         ----------

Total assets                                 $9,800,192         $3,044,936
                                             ==========         ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable to bank                   $  2,216,266           $526,307
   Term note payable to bank                    166,668                  -
   Notes payable to stockholders              2,113,527                  -
   Accounts payable                           1,525,795            474,599
   Accrued liabilities                          478,529             86,628
   Obligation under purchase agreement           84,944                  -
   Capitalized lease obligations                 57,233                  -
                                             ----------         ----------
      Total current liabilities               6,642,962          1,087,534

Term note payable to bank, net of
   current portion                              249,998
Note payable to stockholder, net of
   current portion                              119,808                  -
Obligation under purchase agreement,
   net of current portion                       147,209                  -
Capitalized lease obligations,
   net of current portion                       291,273                  -

Stockholders' equity:
   Preferred stock, $1.00 par value,
      authorized 2,500,001 shares,
      issued 1,320,432 shares                 1,320,432                  -
   Common stock, $.001 par value,
      authorized 30,000,000 shares;
      issued 5,289,149 shares in 1997
      and 4,871,024 in 1996                       5,289              4,871
   Additional paid-in capital                 7,869,730          6,994,703
   Compensation payable in common stock
      (109,500 shares in 1997 and 77,000
      shares in 1996)                           184,170            117,304
   Unearned compensation                      (123,879)           (78,174)
   Accumulated deficit                      (6,906,800)        (5,081,302)
                                             ----------         ----------
      Total stockholders' equity              2,348,942          1,957,402
                                             ----------         ----------

Total liabilities and stockholders'
   equity                                    $9,800,192         $3,044,936
                                             ==========         ==========




CARLYLE GOLF, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)            QUARTER ENDED JULY 31,    NINE MONTHS ENDED JULY 31,
                      ------------------------   --------------------------
                         1997          1996          1997          1996
                      ----------   -----------   -----------   -----------

Net revenue           $2,836,354    $1,289,000    $6,741,037    $3,115,022

Cost of sales          2,132,301     1,038,782     5,102,074     2,508,232
                      ----------    ----------    ----------    ----------
   Gross profit          704,053       250,218     1,638,963       606,790

Selling, general, and
   administrative
   expenses            1,339,902       517,238     3,141,382     1,373,374
                      ----------    ----------    ----------    ----------

      Loss from
      operations       (635,849)     (267,020)   (1,502,419)     (766,584)


Interest and other
   expenses             164,777        35,390       323,079        56,015
                      ----------    ----------    ----------    ----------
                        164,777        35,390       323,079        56,015
                      ----------    ----------    ----------    ----------

      Net loss from
      operations      $(800,626)    $(302,410)  $(1,825,498)    $(822,599)
                      ==========    ==========   ===========    ==========
Net loss per common
   Share                $(0.15)        $(0.07)      $(0.35)        $(0.19)
                      ==========    ==========   ===========    ==========

Weighted average
   common shares
   outstanding         5,391,258     4,572,309     5,262,035     4,385,768
                      ==========    ==========   ===========    ==========

See accompanying notes to financial statements.




CARLYLE GOLF, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 1997 AND 1996

(UNAUDITED)                       Quarter Ended           Nine Months
                                     July 31,            Ended July 31,
                              ---------------------  ---------------------
                                  1997        1996       1997       1996
                               ----------  --------- -----------  --------

Cash flows from operating
  activities:
    Net loss                  $(800,626) $(302,410)$(1,825,498) $(857,989)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation             105,284     27,197     237,632    79,031
        Amortization of
          goodwill                34,431          -      67,816         -
        Amortization of
          unearned
          compensation            61,221     36,032     171,076   124,437
        Compensation payable
          in common stock       (18,620)          -   (216,781)         -
        Issuance of stock for
          services                98,246          -      44,252    25,228
        Changes in operating
          assets and liabilities:
            (Increase) decrease in:
              Trade receivables  323,099   (27,062)   (140,598)  (400,801)
              Inventories        357,758    229,462     (8,713)   314,930
              Prepaid expenses
              and other current
              assets            (45,462)     44,508   (133,273)    51,959
            Increase (decrease) in:
              Accounts payable (237,808)  (235,744)     657,688    15,546
              Accrued
                liabilities     (80,023)      7,621    (68,700)  (124,361)
              Other
                liabilities            -          -           -         -
                               ---------  ---------  ---------- ----------
      Net cash used in
        operating activities   (321,082)  (220,396) (1,215,099)  (772,020)
                               ---------  ---------  ---------- ----------

Cash flows from investing
  activities:
    Net cash received in
      acquisition                      -         -       5,716          -
    Purchase of property and
      equipment                (141,723)   (22,038)   (208,988)   (39,895)
                               ---------  ---------  ---------- ----------
        Net cash used in
          investing
          activities           (141,723)   (22,038)   (203,272)   (39,895)
                               ---------  ---------  ---------- ----------

Cash flows from financing
  activities:
    Proceeds from (repayment
      of) notes payable to
      bank, net                (117,953)  (740,840)     879,181  (185,335)
    Proceeds from (repayment
      of) notes payable,
      stockholders, net          746,383          -     727,263         -
  Repayment of capitalized
    lease obligations           (15,472)    (1,093)    (27,251)    (7,602)
  Proceeds from issuance of
    common stock                       -  1,003,010           - 1,003,010
                               ---------  ---------  ---------- ----------
        Net cash provided by
          financing activities   612,958    261,077   1,579,193   810,073
                               ---------  ---------  ---------- ----------
        Net increase (decrease)
           in cash               150,153     18,643     160,822    (1,842)
                               ---------  ---------  ---------- ----------
Cash, beginning of period         22,995     35,285      12,326    55,770
                               ---------  ---------  ---------- ----------
Cash, end of period             $173,148    $53,928    $173,148   $53,928
                               =========  =========  ========== ==========

Supplemental disclosure of
  cash flow information -
    Cash paid for interest      $105,658    $42,414    $199,606   $94,502
                               =========  =========  ========== ==========

See accompanying notes to these financial statements.



                               CARLYLE GOLF, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 1997, and the results of its operations, and its cash flows for the three months and nine months ended July 31, 1997 and 1996.

     The operating results for the nine month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto for the fiscal year ended October 31, 1996.

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

                             Three Months              Nine Months
                            Ended July 31,            Ended July 31,
                          1997          1996        1997        1996
                      -----------    ----------  ---------   ---------
                      as reported    pro forma   pro forma   pro forma
Net revenue            $2,836,354    $2,928,047  $6,741,037  $7,505,803
Net loss               $(800,626)    $(622,144) $(1,833,482)$(2,224,703)
Net loss per share       $(.15)        $(.13)      $(.34)      $(.47)


3.   TERM NOTE PAYABLE TO BANK:

     The Company was not in compliance with the financial covenants as of July 31, 1997, but subsequently obtained a waiver from the bank.

4.   CAPITALIZED LEASE OBLIGATION:

     In June 1997, the Company entered into a capital lease for $265,975 to acquire embroidery equipment. The lease is secured by the equipment and is due in monthly installments of principal and interest over a term of sixty months. The interest rate on the lease is 9.9%.

5.   NOTES PAYABLE TO STOCKHODERS:

     In July 1997, the Company obtained a loan from its majority shareholder for $800,000, which loan is evidenced by a promissory note. The note is secured by accounts receivable, equipment, and inventory, which collateral is subordinated to the security interests of Norwest Business Credit, Inc. While principal and accrued interest on the note was due September 9, 1997, it was not paid at that time. As a result, principal and interest are payable on demand. The interest rate on the note is 12.5%.









                               CARLYLE GOLF, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

THE COMPANY

Carlyle Golf, Inc. (the "Company") has been engaged in the design, contract for manufacture and marketing of men's golf apparel since 1992. Since February of 1997, the Company has also been engaged in the manufacture, marketing and sale of high quality athletic headwear. The Company markets Carlyle apparel to golf pro shops located on golf courses in the United States and throughout the world and sells Pro-Line caps to a variety of sporting goods companies, athletic organizations, colleges and other customers across the country. Historically, the Company focused on developing its golf clothing products, marketing strategy, and distribution network as the foundation for growth. In particular, the Company obtained endorsements of its golf clothing by PGA Touring Professionals, formed an Advisory Council comprised of 25 golf professionals employed by golf clubs, country clubs and resorts across the country and organized a network of experienced independent sales representatives. Since the Pro-Line acquisition, the Company's marketing emphasis has been on capitalizing on the natural synergies between its golf clothing line and the athletic headwear produced by Pro-Line.

PRODUCTS

Golf Clothing. The Company's golf apparel products are currently limited to men's clothing, including shirts, sweaters, sweater vests, windshirts, shorts and outer wear garments. The Company is exploring the possibility of expanding into the women's golf apparel market, through acquisition, internal product development or otherwise, but has not yet done so.

The Company designs a broad range of golf clothing with the use of different knits, colors and fabrics to assure that the line appeals to a wide age range of golfers. The line is developed starting with four or five color stories so that individuals can find variety within a color that best suits them. Accessory garments such as sweaters and sweater vests are designed to complement the shirts within a color story. A variety of knit fabrications are used, such as interlock, pique, jacquard, crepe, jersey, and pima, to give each golfer the maximum choice in his buying decision. The Company currently has approximately 60 products in each line. The Company's spring and fall lines are introduced at major golf trade shows in January and September of each year.

The prices for the Company's golf clothing ($55-$70 suggested retail) are between the middle and high end of the market for men's golf apparel. Management believes that focusing on a high quality product in the upper end of the middle market is the best strategy for long term profitability.




                               CARLYLE GOLF, INC.

Products (continued)

Athletic Headwear. The Company acquired substantially all of the assets of Pro-Line Cap Company on January 24, 1997. Pro-Line produces its high-quality sized and adjustable athletic and golf headwear in the United States. The business combination has been accounted for as a purchase and the results of the operations of Pro-Line are included in the Company's financial statements beginning February 1, 1997. The headwear manufacturing and related operations were recently consolidated from four different locations into two locations in the Ft. Worth, Texas area.

The bulk of the Company's headwear products are baseball style caps embroidered with the logo of various sports teams, colleges and universities and other widely known emblems or logos. While the Company's golf-related headwear business is a relatively small portion of Pro-Line's existing business, the Company has established a golf headwear division and is aggressively marketing Pro-Line products to pro shops and other golf-related customers.

The Company offers five different cap profiles, ranging from the traditional, high crown, structured baseball cap, to the unstructured, low profile hat popular for casual wear today. Available fabrics include 100% wool, wool blends, cotton polyester twill or knit, as well as "soft touch" cotton and washed denim. Besides applying the logos of well-known professional sports teams, colleges and universities, the Company does customized embroidery work for businesses, schools, special events and amateur athletics at all levels.

Sales and Marketing

In addition to its immediate plan to establish Pro-Line headwear as a leader in the golf headwear market, the Company plans to enhance its marketing efforts and increase sales by (i) promoting the Carlyle and Pro-Line names through advertising, (ii) fostering brand recognition by the use of PGA Tour players wearing the Company's golf clothing at golf tournaments (most of which are televised), (iii) continuing to use an Advisory Council of PGA Club Professionals to advise the Company on a variety of issues, (iv) increasing its customer base by emphasizing on-time delivery and quality manufacturing and embroidery, (v) expanding its product line, (vi) increasing its average sale per customer, (vii) further developing the corporate market, (viii) augmenting its relations with college golf teams to include bookstores and college golf tournaments, (ix) enlarging its network of international distributors, and (x) selectively acquiring other golf-related businesses that complement its existing products.








                               CARLYLE GOLF, INC.

Sales and Marketing (continued)

In the United States, the Company has 33 independent sales representatives selling Carlyle golf clothing, and 73 sales representatives, including 31 golf-related sales representatives, selling its athletic headwear. These sales representatives are supported by in-house support staff, including sales management, customer service and marketing. The Company also has distributors in the United Kingdom, Canada, Japan, Guam and Singapore.

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

Facilities

The Company's business offices and distribution facility in Denver consist of approximately 13,000 square feet of leased space used for offices, warehousing, distribution and embroidery operations. The Company also owns a 28,000 square-foot office building which serves as the administrative building for Pro-Line Cap Company. The building is a two-story building located at 8224 White Settlement Road, Ft. Worth, Texas. In addition, the Company also leases a 46,000 square-foot warehouse building at 712 Jennings in Ft. Worth, Texas, which it uses for manufacturing and distribution.















                               CARLYLE GOLF, INC.

Results of Operations

Net sales for the quarter ended July 31, 1997, were $2,836,354, an increase of $1,547,354, or 120.0%, from net sales of $1,289,000 for the same quarter in 1996. Net sales for the nine months ended July 31, 1997, were $6,741,037, an increase of $3,626,015, or 116.4%, from net sales of $3,115,022 for the same period in 1996. The increase in net sales is attributable to the acquisition of substantially all the assets of Star Point Enterprises, Inc. dba Pro-Line Cap Company and the inclusion of Pro-Line's results of operations since February 1, 1997. Additionally, the Company's sales of golf clothing increased 17.9% for the quarter ended July 31, 1997 and 24.0% for the nine month period ended July 31, 1997 due to increased demand for its apparel products and an expansion of its product lines.

Cost of goods sold as a percentage of net sales was 75.2% and 80.6% for the quarters ended July 31, 1997 and July 31, 1996, respectively. The Company's increase in gross margin from the prior year is primarily due to a smaller proportion of sales of older inventory being sold at lower prices. Management believes that the Company will improve its gross margin during the remainder of 1997 as a result of increased shipments of the Company's current lines and anticipated economies of scale due to the Pro-Line acquisition.

Selling, general and administrative expenses increased as a percentage of net sales to 46.0% for the quarter ended July 31, 1997, from 40.1% for the same quarter in 1996. Selling, general and administrative expenses for the nine months ended July 31, 1997 were 45.6% of net sales as compared to 44.1% for the same period in 1996. The increase in the quarter is due to additional advertising incurred to capitalize on the acquisition of Pro-Line, as well as increases in catalog costs and advisory council compensation. Also included in the quarter was approximately $45,000 of one-time moving expenses for the consolidation of the Pro-Line facilities. The Company expects to make further consolidations to capitalize on the synergies of the two divisions during the remainder of fiscal 1997 and in fiscal 1998.

Loss per share was $(.15) for the quarter ended July 31, 1997 and $(.07) for the quarter ended July 31, 1996. Loss per share was $(.35) for the nine months ended July 31, 1997, as compared to $(.19) for the same period in 1996. The loss per share for the quarter end periods are based on 5,391,258 and 4,572,309 weighted average shares outstanding for 1997 and 1996, respectively. The loss per share for the nine month periods are based on 5,262,035 and 4,385,768 weighted average shares outstanding for 1997 and 1996, respectively.

The Company currently sells to domestic and foreign customers. The Company obtains a letter of credit, when deemed necessary, on foreign sales. The Company requires remittance in United States currency on all foreign sales. Therefore, there is no risk associated with currency fluctuation on foreign sales.


                               CARLYLE GOLF, INC.

Liquidity and Capital Resources

Since the creation of the Company in 1992, it has focused on developing its products, marketing strategy and distribution network as the foundation for growth and, as a result, it has incurred losses since its inception. With the Company's entry into the athletic headwear business in February of 1997, the Company is trying to capitalize on the complementary nature of its two product lines to increase sales of both. The ability of the Company to achieve profitable operations remains dependent, however, upon its ability to increase sales and improve gross profit margins of its golf clothing and athletic headwear lines.

The Company plans to continue to improve gross margins in its existing operations by controlling the quantity of inventory purchases to correspond more closely to its sales orders. The Company has concentrated on carrying the appropriate levels of inventory to allow for growth but also dispose of older styles of inventory in a systematic method.

The Company plans to achieve economies of scale from the acquisition of Pro-Line Cap Company through cross penetration into each other's markets, cost savings through increased quantity discounts on purchases and consolidation of advertising and marketing efforts. There can be no assurance, however, that the Company will achieve the level of sales, gross profit margins or expense reductions to achieve profitable operations in the near term.

The Company has experienced substantial growth since 1993, with its net sales growing from $200,000 in fiscal 1993 to over $4,000,000 in fiscal 1996. The growth in sales has increased the Company's working capital requirements, principally to fund the losses incurred and for increases in accounts receivable and finished goods inventory. The Company financed its operations until August of 1994 with a combination of bank borrowings and the sale of private equity. From August 1994 until June 1996, the Company funded its growth through the proceeds of its initial public offering and a bank revolving line of credit. In June 1996, the Company sold an additional 633,873 shares of Common Stock to the directors and management of the Company which raised net proceeds of $1,003,009. The Company used those proceeds, plus advances under the bank line, to fund its operations for the remainder of fiscal 1996 and the beginning of fiscal 1997.
In July 1997, the Company obtained an $800,000 short term loan from its largest shareholder to fund its operations until additional equity financing can be obtained. The Company expects to use the bank line of credit to fund its operations during the remainder of fiscal 1997.

The Company is actively seeking additional capital at this time to fund its operations and to sustain growth. There can be no assurance, however, that sufficient capital will be available from the private or public markets in a timely manner or on terms acceptable to the Company or at all.


                               CARLYLE GOLF, INC.

Liquidity and Capital Resources (continued)

Additionally, in connection with the acquisition of Pro-Line, Star Point Enterprises loaned the Company the sum of $1,243,000, and the Company agreed to use its best efforts to obtain additional financing, for, among other purposes, the repayment of this loan. The loan is due on January 24, 1998.

As of July 31, 1997, the Company had $173,149 in cash and cash equivalents on hand. As of July 31, 1997, the Company had a working capital deficit of $1,450,357 principally as a result of the classification of the Star Point Enterprises loan as current.

Operating activities produced negative cash flows of $321,082 for the quarter ended July 31, 1997, and $1,215,099 for the nine months ended July 31, 1997.
The primary uses of cash were to fund the Company's year to date net loss and to finance current inventory purchases.

The Company's investing activities were comprised of property and equipment purchases totaling $141,723 for the quarter ended July 31, 1997, and $208,988 for the nine month period ended July 31, 1997. The purchases include leasehold improvements, office and warehouse equipment.

Financing activities produced positive cash flows of $612,958 for the quarter ended July 31, 1997, and $1,579,193 for the nine months ended July 31, 1997, primarily representing advances under the Company's line of credit and proceeds from the shareholder loan.

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


Item 1    Legal Proceedings
          Not applicable

Item 2    Changes in Securities
          Not applicable

Item 3    Defaults Upon Senior Securities
          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5    Other Information
          Not applicable

Item 6    Exhibits and Reports on Form 8-K

               (a)  Exhibits

                                   10   Promissory Note from the Company to
                         Kenneth R. LaBounty and Amy K. LaBounty Revocable Trust dated July 10, 1997.

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

                              CARLYLE GOLF, INC.
                              (Registrant)


Date:  September 12, 1997     By:  /s/ Jerome M. Hause
                                 Jerome M. Hause,
                                 President and Chief Operating Officer

Date:  September 12, 1997     By:  /s/ Wendy K. Williams
                                 Wendy K. Williams
                                 Chief Financial Officer



















                                  EXHIBIT INDEX



No.    Description

10 Promissory Note from the Company to Kenneth R. LaBounty and Amy K. LaBounty Revocable Trust dated July 10, 1997

27   Financial Data Schedule


All of the foregoing documents are filed herewith electronically.